Form 10-Q
period 1996-03-31
CORPORATE RENAISSANCE GROUP INC
filed 1996-05-14
CIK 890399

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20514

                       CORPORATE RENAISSANCE GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                  13-3701354
         [State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization]                Identification Number)

         1185 Avenue of the Americas
                  18th Floor
              New York, New York                          10036
    (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (212) 730-2000


   Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X   No _____

The number of shares outstanding of the Registrant's common stock is 956,100 (as of March 31, 1996).

CORPORATE RENAISSANCE GROUP, INC.

INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.

Statements of Assets and Liabilities as of March 31, 1996 and
September 30, 1995-------------------------------------------------------------3

Statements of Operations and Changes in Net Assets for the Quarter ended March 31, 1996 and March 31, 1995 and for the Six Months ended March 31, 1996 and for the Period from November 1, 1994 (Commencement of Operations) to March 31, 1995---------------------------------------------------------------------------4

Statements of Cash Flows for the Six Months ended March 31, 1996 and for the Period from November 1, 1994 (Commencement of Operations) to March 31, 1995---------------------------------------------------------------------------5

Schedule of Investments, March 31, 1996----------------------------------------6

Schedule of Call Options written, March 31, 1996-------------------------------7

Notes to Financial Statements--------------------------------------------------8

ITEM 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations-------------------------------------------12

PART II - OTHER INFORMATION

                       CORPORATE RENAISSANCE GROUP, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES
                                  (Unaudited)

                                             MARCH 31, 1996  SEPTEMBER 30, 1995
                                             --------------  ------------------
ASSETS
Investments in securities, at market value
(cost $8,671,769 at March 31, 1996 and
$7,949,461 at September 30, 1995)              $ 11,352,689     $ 12,438,808
Cash and cash equivalents                                          2,093,863
Income taxes receivable                             179,884
Accrued interest receivable                                            2,900
Other assets                                         43,335            6,493
                                               ------------     ------------
    Total Assets                                 11,575,908       14,542,064

LIABILITIES
Call options written, at market value
(premiums received $36,951 at March 31, 1996 and
$22,999 at September 30, 1995)                       38,513           33,125
Due to broker                                       353,724
Accrued incentive fee payable                                        996,947
Income taxes payable                                                 132,008
Accounts payable and accrued expenses                33,470           34,182
Deferred taxes payable                              945,886        1,533,200
                                               ------------     ------------
    Total liabilities                             1,371,593        2,729,462
                                               ------------     ------------
      Net assets                               $ 10,204,315     $ 11,812,602
                                               ============     ============
NET ASSETS

Common stock, (par value $.01 per share
20,000,000 shares authorized;
956,100 shares issued and outstanding)         $      9,561     $      9,561

Additional paid-in capital                        7,815,260        7,815,260

Accumulated income (losses):
Accumulated net operating loss before security
     transactions                                (1,105,020)        (821,159)
Accumulated net realized gains from sale of
     investments                                  1,751,042        1,862,919
Net unrealized appreciation of investments        1,733,472        2,946,021
                                               ------------     ------------
                                                  2,379,494        3,987,781
                                               ------------     ------------
Net assets                                     $ 10,204,315     $ 11,812,602
                                               ============     ============

Net asset value per share of common stock
  outstanding                                  $      10.67     $      12.36
                                               ============     ============

                       See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC

               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
                                  (Unaudited)

                                                                                                           FOR THE PERIOD FROM
                                                                                                            NOVEMBER 1, 1994
                                                                                                            (COMMENCEMENT OF
                                                                                        FOR THE SIX MONTHS   PERATIONS) TO
                                                  FOR THE QUARTER ENDED MARCH 31,        ENDED MARCH 31,        MARCH 31,
                                                       1996             1995                    1996              1995
                                                 ------------------------------           ------------------------------
Income:
     Interest Income                             $      2,332      $     60,064           $     17,673      $    108,649
                                                 ------------      ------------           ------------      ------------
          Total investment income                       2,332            60,064                 17,673           108,649
                                                 ------------      ------------           ------------      ------------
Expenses:
    Incentive fees                                                      396,415                224,128           396,415
    Financial advisory fees                            50,000            50,000                100,000            83,333
    Investment banking fees                            25,000            25,000                 50,000            41,667
    Professional fees                                  15,300            12,900                 27,600            39,471
    Insurance expense                                  18,500            19,240                 37,247            32,067
    Board of directors fees                            12,500            12,500                 25,000            20,833
    Other operating expenses                            9,787             9,346                 12,736            12,986
                                                 ------------      ------------           ------------      ------------
        Total expenses                                131,087           525,401                476,711           626,772
                                                 ------------      ------------           ------------      ------------
Operating loss before income tax benefit             (128,755)         (465,337)              (459,038)         (518,123)

Income tax benefit                                     45,454           153,471                175,177           176,642
                                                 ------------      ------------           ------------      ------------
Net operating loss before security transactions       (83,301)         (311,866)              (283,861)         (341,481)
                                                 ------------      ------------           ------------      ------------

NET REALIZED AND UNREALIZED GAINS/(LOSSES)
FROM INVESTMENTS:
Net realized gains/(losses) from sales of
investments                                           (59,541)            1,375               (125,992)           15,941
Change in net unrealized appreciation/
(depreciation) of investments                      (3,683,282)        2,724,497             (1,799,862)        3,120,269
Income tax expense arising from net
realized gains /(losses) and net unrealizd
appreciation/(depreciation) of investments          1,321,318          (929,971)               601,428        (1,073,371)
                                                 ------------      ------------           ------------      ------------

      Net realized and unrealized

      gains/(losses) on investments                (2,421,505)        1,795,901             (1,324,426)        2,062,839
                                                 ------------      ------------           ------------      ------------
NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                        $ (2,504,806)     $  1,484,035           $ (1,608,287)     $  1,721,358
                                                 ------------      ------------           ------------      ------------
Net assets at beginning of period                  12,709,121         8,062,144             11,812,602             1,000
Net increase in net assets resulting from
capital stock transactions                                                                                     7,823,821
                                                 ------------      ------------           ------------      ------------
Net assets at end of period                      $ 10,204,315      $  9,546,179           $ 10,204,315      $  9,546,179
                                                 ============      ============           ============      ============
Per Share Data:
  Net operating loss before security
       transactions                              $       (.09)     $       (.33)          $       (.30)     $       (.36)
  Net realized gains/(losses) from sales of
       investments                                       (.04)              .00                   (.12)              .01
  Net unrealized appreciation/(depreciation)
       of investments                                   (2.49)             1.88                  (1.27)             2.15
                                                 ------------      ------------           ------------      ------------
  Net increase/(decrease) in net asset value
       resulting from operations                        (2.62)             1.55                  (1.69)             1.80
  Net asset value per common
       share after beginning of period                  13.29              8.43                  12.36              8.18
                                                 ------------      ------------           ------------      ------------
  Net asset value per common
       share at end of period                    $      10.67      $       9.98           $      10.67      $       9.98
                                                 ============      ============           ============      ============


                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            FOR THE PERIOD FROM
                                                                                             NOVEMBER 1, 1994
                                                                                             (COMMENCEMENT OF
                                                               FOR THE SIX MONTHS ENDED         OPERATIONS)
                                                                    MARCH 31, 1996            MARCH 31, 1995
                                                               ------------------------------------------------
Cash Flows from Operating Activities:
Net increase/(decrease) in net assets resulting from
operations                                                          (1,608,287)                  1,721,358
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activiities:
      Change in net unrealized (appreciation)/depreciation of
      investments                                                    1,799,862                  (3,120,269)

      Realized (gains)/losses from sale of investments                 125,992                     (15,941)
      Deferred income tax provision                                   (587,314)                    896,000
  (Increase)/decrease in operating assets:
      Prepaid registration costs                                                                   125,000
      Income taxes receivable                                         (179,884)
      Accrued interest receivable                                        2,900                     (20,444)
      Other assets                                                     (36,842)                    (44,974)
    Increase/(decrease) in operating liabilities:
      Accrued incentive fee payable                                   (996,947)                    396,415
      Income taxes payable                                            (132,008)
      Due to broker                                                    353,724
      Accounts payable and accrued expenses                               (712)                     21,599
      Accrued registration costs                                                                  (125,000)
                                                                   -----------                 -----------
      Net cash flows (used in) operating activities                 (1,259,516)                   (166,256)
                                                                   -----------                 -----------
Cash Flows from Investing Activities:
      Purchase of securities                                        (1,671,666)                 (4,980,045)
      Proceeds from sale of securities                                 800,368                     124,759
      Proceeds from securities sold short, not yet
      purchased                                                         36,951
                                                                   -----------                 -----------
        Net cash flows (used in) investing activities                 (834,347)                 (4,855,286)
                                                                   -----------                 -----------
Cash Flows from Financing Activities:
      Issuance of common stock                                                                       9,560
      Increase in additional paid-in capital                                                     7,814,261
                                                                   -----------                 -----------
        Net cash flows provided by financing activities                                          7,823,821
                                                                   -----------                 -----------
Net increase/(decrease) in cash and cash equivalents                (2,093,863)                  2,802,279

Cash and Cash Equivalents, at the beginning of the period            2,093,863                       1,000
                                                                   -----------                 -----------
Cash and Cash Equivalents, at the end of the period                          0                   2,803,279
                                                                   ===========                 ===========
Supplemental Disclosure:
      Income taxes paid                                            $   122,600                        --
                                                                   ===========                 ===========


                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.

                            SCHEDULE OF INVESTMENTS(1)
                                 MARCH 31, 1996
                                  (Unaudited)



                                 TYPE OF ISSUE                                                                        % OF
  SHARES OR                           AND                                  ORIGINAL                 MARKET             NET
  FACE VALUE                    NAME OF ISSUER                               COST                   VALUE            ASSETS(2)
  ----------                    --------------                               ----                   -----            ---------
                            Reorganized Companies(3)
                  ------------------------------------------
                                   Bank Debt
                  ------------------------------------------
$  2,145,000      Wherehouse Entertainment, Inc. Term
                  Loan                                               $        1,614,414      $       1,072,500          10.51%
$  2,300,000      Wherehouse Entertainment, Inc. Working
                  Capital Loan                                                1,723,744              1,150,000          11.27%
$     11,369      Wherehouse Entertainment, Inc. Letter of
                  Credit Facility                                                11,369                  5,684            .06%
                                                                             ----------            -----------
                          Total Reorganized Companies                         3,349,527              2,228,184
                                                                             ----------            -----------
                               Other Investments
                  ------------------------------------------
                                 Common Stock
                  ------------------------------------------
     607,400      Computervision Corp. New                                    3,177,562              6,301,775          61.76%
      40,176      OrNda Healthcorp                                              575,969              1,155,060          11.32%
      77,547      Seaman Furniture Co., Inc.                                  1,335,366              1,434,620          14.06%
                                                                             ----------            -----------
                                                                              5,088,897              8,891,455
                                                                             ----------            -----------

                               Option Contracts
                  ------------------------------------------
         118      S & P 500 Index/Dec/625/Puts                                  233,345                233,050           2.28%
                                                                             ----------            -----------
                            Total Other Investments                           5,322,242              9,124,505
                                                                             ----------            -----------
                               Total Investments                             $8,671,769            $11,352,689
                                                                             ==========            ===========


- - --------------------------

Notes to Schedule of Investments

(1) The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing. See Note 1.

(2) Total exceeds 100% since total assets exceeds net assets.

(3) Wherehouse Entertainment, Inc. ("Wherehouse"), a Delaware corporation, is a wholly owned subsidiary of WEI Holding, Inc. ("WEI"). On August 2, 1995, Wherehouse and WEI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in United States Bankuptcy Court for the District of Delaware in Wilmington. As a result of the bankruptcy filing and other events, Wherehouse and WEI are each in default under various agreements including the Term Loan and Working Capital Loan.

                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.

                        SCHEDULE OF CALL OPTIONS WRITTEN
                                 MARCH 31, 1996
                                  (Unaudited)

                                                                                                             MARKET
    NUMBER OF CONTRACTS                         TYPE OF ISSUE                         PROCEEDS                VALUE
    -------------------                         -------------                         --------                -----
                                                Option Contracts
                                   --------------------------------------
            39                     S & P 500 Index/Sep/700                             $36,951               $38,513
                                                                                       -------               -------

                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)

1.       Organization and Operation of the Company

         Corporate Renaissance Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on June 19, 1992. The Company is a non-diversified, closed-end investment company which has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended by the Small Business Incentive Act of 1980. The Company offers investors the opportunity to participate in investments in companies which the Company believes have viable existing businesses generating substantial revenues in established markets, and have recently completed or are in the process of undergoing financial restructuring ("Reorganized Companies") and where, as a result, the Company can ultimately obtain an equity position at a discount from market value for comparable companies that are not financially troubled. The Company's investments are generally not expected to produce meaningful levels of investment income. It is the Company's objective to select investment opportunities which the Company believes offer the potential for substantial capital appreciation.

         The Company completed its initial public offering and commenced operations on November 1, 1994. The Company consummated the initial public offering (the "Domestic Offering") and an overseas offering (the "Overseas Placement") of 956,000 shares at $10.00 per share. Pursuant to the Domestic Offering, 600,000 shares were sold; 356,000 shares were sold in the Overseas Placement (including 45,000 shares sold to Union d'Etudes et d'Investissments ("UI")). The net proceeds to the Company of both the Domestic Offering and Overseas Placement were $7,823,821 after deducting all costs associated with the registration and offering, resulting in an initial net asset value per share of $8.18.

2.       Significant Accounting Policies

      a.     Valuation of Securities

         The Company's securities which are subject to last-sale reporting are valued by reference to the market price on a national securities exchange or as reported on the National Association of Securities Dealers Automated Quotation System. Other unlisted securities are valued at representative "bid" quotations if held long by the Company and representative "asked" quotations if held short by the Company. The value of securities for which market quotations are not readily available and securities as to which the Company believes the method of valuation set forth above does not fairly reflect market value are determined by one or more independent third parties selected by the Investment Adviser.

      b.     Recognition of Security Transactions and Related Investment Income

         Security transactions are recorded on the date the order to buy or sell is executed (the trade date). Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The net realized gains and losses in sales of securites are determined on a first in, first out or specific identification basis.

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)

         c.  Accounting for Foreign Exchange Gains and Losses

         Investments denominated in foreign currencies are translated into U.S. dollars at the closing foreign exchange rate. Resulting foreign exchange gains and losses are reflected in the change in net unrealized appreciation of investments.

         d.  Income Taxes

         The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at March 31, 1996 for federal income tax purposes and financial reporting purposes was the same.

         e.  Cash and Cash Equivalents

         For the purpose of reporting cash flows, cash and cash equivalents consist of cash and short-term interest-bearing deposits.

3.       Income Taxes

         The components of income tax expense/(benefit) on pre-tax book loss of $(2,384,892) are as follows:

         Federal:
                                    Current                           $(203,616)
                                    Deferred                           (624,899)
                                                                      ---------
                                                                       (828,515)
                                                                      ---------
         State and Local:
                                    Current                              14,324
                                    Deferred                             37,586
                                                                      ---------
                                                                         51,910
                                                                      ---------
                                                           Total      $(776,605)
                                                                      =========

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore creates a temporary difference. The Company's deferred income tax liability is primarily attributable to the net unrealized appreciation in its investments.

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)

3.       Income Taxes (continued)

         The Company's effective income tax rate and the U.S. federal statutory rate are reconciled as follows:

      Expected federal tax benefit                                   34.0%
      State and local income tax, net of federal income tax benefit  (1.4%)
                                                                     -----
                    Total                                            32.6%
                                                                     -----
4.       Financial Advisory and Investment Banking Fees and
         Other Transactions with Affiliates and Related Parties

         The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). Upon completion of the Company's offering of its common shares, the Company entered into a two-year Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser receives a base fee of $200,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser receives an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at March 31, 1996.

         The Company has entered into an extension of its Investment Banking Agreement with UI USA, the United States subsidiary of UI, for a period of one year, ending October 31, 1996. Pursuant to this agreement, UI USA furnishes investment banking services to the Company for a fee of $100,000 per annum. Such services consist of assisting the Company and Investment Adviser in the evaluation, structuring and negotiation of investment opportunities.

5.       Board of Directors Fees

         The Company pays each of its five independent directors an annual fee of $10,000 for the  directors  services,  as such.

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)

6.       Investment Transactions

         As of March 31, 1996, the gross unrealized appreciation of securities was $3,802,558 and the gross unrealized depreciation of securities was $1,123,200; accumulated net realized losses on investment transactions totaled $125,992.

7.       Due to Broker

         Due to broker consists of the margin borrowings with the Company's custodial broker. At March 31, 1996, the interest rate on margin indebtedness, which varies with changes in the broker call rate, was 6.75%.

8.       Concentration of Credit Risk and Off-Balance Sheet Risk

         The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterpart or the Company's regulated clearing brokers cannot fulfill their contractual obligations.

         The Company's activities with off balance sheet risk include the writing of traded stock market index options. The Company is subject to market risk associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset and then bears the risk of unfavorable changes in the price of the stock index underlying the option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expressed in or indicated by such forward-looking statements.

Liquidity and Capital Resources

         Corporate Renaissance Group, Inc. (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a special type of investment company known as a business development company under the Investment Company Act of 1940 (the "1940 Act") as amended by the Small Business Incentive Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies ("Portfolio Investment") which the Company believes have viable existing businesses generating substantial revenues in established markets, but which have recently completed, are in the process of undergoing or are likely to undergo a financial restructuring pursuant to bankruptcy or reorganization proceedings or on a negotiated basis outside of bankruptcy or reorganization proceedings (a "Reorganized Company") and where, as a result, the Company can ultimately obtain an equity position (either common or preferred stock) at a discount from market value for comparable companies that are not financially troubled. Such investments are not generally available to the public because they require large financial commitments and, in some cases, managerial assistance. The Company may make these investments either on its own or, more likely, jointly with other investors, including investment partnerships managed or advised by M.D. Sass Investors Services, Inc. (the "Investment Adviser") and its affiliates. Any investments with affiliates of the Company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the Securities and Exchange Commission in November 1994. A portion of the Company's portfolio is invested in other securities, including securities of financially distressed companies, where the Company believes that it can generate capital appreciation by engaging in portfolio trading.

         The Company has retained the Investment Adviser as the Company's investment adviser to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser. The activities of the Investment Adviser on behalf of the Company are subject to supervision by the independent directors of the Company.

         On November 1, 1994, the Company consummated an initial public offering and a contemporaneous placement to foreign institutional investors (collectively, the "Offering") from which it received $7,823,821 of net proceeds. The Company is deemed to have commenced operations on November 1, 1994.

         The Company's primary sources of working capital to date have been the net proceeds from the Offering and funds generated from investment activities. At March 31, 1996, the Company had no cash and cash equivalents, as compared to cash and cash equivalents of $2,093,863 at September 30, 1995 and has incurred borrowing pursuant to a margin agreement with its custodial broker of $353,724. The decline in cash and cash equivalents and the increase in margin debt outstanding during the quarter was a result of the use of cash equivalents to make additional investments and pay certain operating expenses during the period.

Results of Operations

           Quarter ended March 31, 1996 as compared to quarter ended March 31, 1995

         During the quarter ended March 31, 1996, the Company had interest income of $2,332 as compared to interest income of $60,604 in the 1995 quarter. The decline in interest income reflects the increased percentage of the Company's assets invested in other than cash or cash equivalents. Operating expenses during the 1996 quarter were $131,087 as compared to $525,401 in the 1995 period. The decrease is attributable in large part to $396,415 in incentive fees payable to the Investment Adviser accrued during the 1995 quarter as compared to $0 in the 1996 quarter. For the quarter ended March 31, 1996, the Company had a pre-tax operating loss and a net operating loss of $128,755 and $83,301, respectively, as compared to a pre-tax operating loss and net operating loss for the 1995 quarter of $465,337 and $311,866, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

         During the quarter ended March 31, 1996, the Company had net realized losses from sale of investments of $59,541 as opposed to net realized gains from sale of investments of $1,375 during the 1995 quarter. For the quarter ended March 31, 1996, the Company had net unrealized depreciation of investments of $3,683,282, as compared to net unrealized appreciation of investments of $2,724,497 in the 1995 quarter. During the 1995 quarter, the Company recorded substantial unrealized appreciation on its Portfolio Investment in Leaseway Transportation Corp. ("Leaseway"), which was sold during the third fiscal quarter of 1995. During the 1996 quarter, the Company recorded a decline in valuation in two of its other investments. For the 1996 quarter, the Company had net realized and unrealized losses on investments of $2,421,505, as compared to net unrealized gains on investments of $1,795,901 for the 1995 quarter and, after giving effect to net operating losses, a decrease in net assets resulting from operations of $2,504,806 in the 1996 quarter, as compared to a net increase in net assets resulting from operations of $1,484,035 in the 1995 quarter.

           Six months ended March 31, 1996 as compared to period from November 1, 1994 (Commencement of Operations) to March 31, 1995

         During the six months ended March 31, 1996, the Company had interest income of $17,673 as compared to interest income of $108,649 in the 1995 period. The decline in interest income reflects the increased percentage of the Company's assets invested in other than cash or cash equivalents. Operating expenses during the 1996 period were $476,711 as compared to $626,772 in the 1995 period. The decrease is attributable in large part to $396,415 in incentive fees payable to the Investment Adviser accrued during the 1995 period as compared to $224,128 in the 1996 period. For the six months ended March 31, 1996, the Company had a pre-tax operating loss and a net operating loss of $459,038 and $283,861, respectively, as compared to a pre-tax operating loss and net operating loss for the 1995 period of $518,123 and $341,481, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

         During the six months ended March 31, 1996, the Company had net realized losses from sale of investments of $125,992 as opposed to net realized gains from sale of investments of $15,941 during the 1995 period. For the six months ended March 31, 1996, the Company had net unrealized depreciation of investments of $1,799,862, as compared to net unrealized appreciation of investments of $3,120,269 in the 1995 period. During the 1995 period, the Company recorded substantial unrealized appreciation in its Portfolio Investment in Leaseway, which was sold during the third fiscal quarter of 1995. During the 1996 period, the Company recorded a decline in valuation in two of its other investments. For the 1996 period, the Company had net realized and unrealized losses on investments of $1,324,426, as compared to net unrealized gains on investments of $2,062,839 for the 1995 period and, after giving effect to net operating losses, a decrease in net assets resulting from operations of $1,608,287 in the 1996 period, as compared to a net increase in net assets resulting from operations of $1,721,358 in the 1995 period.

           Net Asset Value

         At March 31, 1996, the Company had a net asset value of $10.67 per share of Common Stock, a decrease of $1.69 per share from net asset value at September 30, 1995 of $12.36 per share and an increase of $0.69 per share from net asset value at March 31, 1995 of $9.98 per share.

PART II - OTHER INFORMATION

1.       Legal Proceedings

                  Not applicable.

2.       Changes in Securities

                  Not applicable.

3.       Default Upon Senior Securities

                  Not applicable.

4.       Submission of Matters to a Vote of Security Holders

                  (a) On February 12, 1995, the Company held its Annual Meeting of Stockholders (the "Meeting").

                  (b) Not applicable.

                  (c) At the Meeting, the following matters were voted upon:

                      (i) Election of Directors.

                          The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                             Withhold    Broker
            Name                      For    Authority  Non-Votes
            ----                      ---    ---------  ---------
            Martin D. Sass          700,693     26,900      0
            Hugh R. Lamle           700,693     26,900      0
            James B. Rubin          700,693     26,900      0
            Thomas M. Garvin        700,693     26,900      0
            Lawrence W. Leighton    700,493     27,100      0
            Edward Lowenthal        700,693     26,900      0
            Daniel E. Mazziota      700,693     26,900      0
            Guy E. Waldvogel        700,693     26,900      0

           (ii) Ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending September 30, 1996.

                With respect to the foregoing matter, 724,493 shares voted in favor, 1,400 shares against and 1,700 shares abstained. There were no broker non-votes.

5.       Other Information

                  Not applicable.

6.       Exhibits and Reports on Form 8-K

                  (a) Exhibits -- None.

                  (b) Reports on Form 8-K -- None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1996                       CORPORATE RENAISSANCE GROUP, INC.

                                         By: /s/ Martin D. Sass
                                             ---------------------------------
                                             Martin D. Sass, Chairman of the
                                             Board and Chief Executive Officer

                                         By: /s/ Martin E. Winter
                                             ---------------------------------
                                             Martin E. Winter, Secretary-
                                             Treasurer (Principal Financial
                                             and Accounting Officer)