Form 10-K
period 1996-09-30
CORPORATE RENAISSANCE GROUP INC
filed 1996-12-30
CIK 890399

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

             (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission file number
                                     0-20514

                        CORPORATE RENAISSANCE GROUP, INC.
              Exact name of Registrant as specified in its charter

          Delaware                           13-3701354
      (State or other jurisdiction          (I.R.S. Employer
      of incorporation or organization)     Identification No.)


        1185 Avenue of the Americas          10036
            18th Floor                       (Zip Code)
          New York, New York
     (Address of principal executive offices)

                  Registrant's telephone number: (212) 730-2000


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                          on which registered

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the Registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X   No


The number of shares outstanding of the Registrant's Common Stock is 944,400 (as of December 16, 1996).

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $6,549,231 (as of December 16, 1996).


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           Forward-Looking Statements

      This Report contains, in addition to historical information, forward-looking statements regarding Corporate Renaissance Group, Inc. (the "Company"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Report and the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.             BUSINESS

Introduction

      Corporate Renaissance Group, Inc. (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a special type of investment company known as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act") as amended by the Small Business Incentive Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies ("Portfolio Investments"), which the Company believes have viable existing businesses generating substantial revenues in established markets, but which have recently completed, are in the process of undergoing or are likely to undergo a financial restructuring pursuant to bankruptcy or reorganization proceedings or on a negotiated basis outside of bankruptcy or reorganization proceedings (a "Reorganized Company") and where, as a result, the Company can ultimately obtain an equity position (either common or preferred stock) at a discount from market value for comparable companies that are not financially troubled. Such investments are not generally available to the public because they require large financial commitments and, in some cases, managerial assistance. The Company may make these investments either on its own or,, more likely, jointly with other investors, including investment partnerships managed or advised by M.D. Sass Investors Services, Inc. (the "Investment Adviser") and its affiliates. Any investments with affiliates of the Company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the Securities and Exchange Commission (the "SEC"). In addition to Portfolio Investments the Company may invest in other securities, including securities of financially distressed companies, where the Company believes that it can generate capital appreciation by engaging in portfolio trading ("Other Investments").

     The Company has retained the Investment Adviser as the Company's investment adviser to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser. The activities of the Investment Adviser on behalf of the Company are subject to supervision by the independent directors of the Company.

      The Company is deemed to have commenced operations on November 1, 1994, when the Company consummated an initial public offering ("IPO") and a contemporaneous placement to foreign institutional investors (the "Overseas Placement"). Since that time, the Company has made two Portfolio Investments. In December 1994, the Company made an investment in the common stock of Leaseway Transportation Corp. ("Leaseway"), a concern engaged in transportation of automobiles, light, trucks, automotive parts and related services; dedicated carriage for shippers; and leasing drivers and other personnel to industrial and commercial customers. In April 1995 Leaseway was acquired for cash by Penske Dedicated Logistics Corp. In August 1995 the Company made an investment in the senior secured bank debt of Wherehouse Entertainment, Inc. ("Wherehouse"), which operates a chain of entertainment retail stores in the Western U.S. Wherehouse and its parent had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company sold its investment in Wherehouse to a third party in June 1996.

      In addition to the foregoing, since November 1, 1994 (commencement of operations), the Company has invested, subject to applicable restrictions under the 1940 Act, in Other Investments of equity and debt securities of various companies.

      On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. As of December 16, 1996, the Company had repurchased 11,700 shares pursuant to this program.

      The Company was incorporated in Delaware on June 19, 1992. The Company's executive offices are located at 1185 Avenue of the Americas, 18th Floor, New York, New York 10036 and its telephone number is (212) 730-2000.

Investment Objectives and Policies

      The Company generally seeks to acquire a controlling (25% or greater) equity interest (either common or preferred stock) in a Reorganized Company by investing directly in a company either by acquiring common or preferred stock from existing stockholders (in the case of a Reorganized Company which has completed a Restructuring) or debt from existing creditors (in the case of a company which is in the process of undergoing a Restructuring) which it anticipates will then be converted to common or preferred stock in the Restructuring.

     In selecting Portfolio Investments, the Company targets potential companies that satisfy the following criteria, among others:

--    $50  million  in annualized revenues generated by a core  business  in  an established market;

--    operating profitability (earnings before interest and taxes) of  the  core business or the potential to achieve operating profitability within 12 months of the Restructuring;

-- a credible Restructuring plan developed or capable of being developed, which in the opinion of the Investment Adviser, will result in the Company realizing positive cash flow within a reasonable period of time following the implementation thereof;

--    competent  operating management in place or to be retained  in  connection with the Restructuring;

--    ability  of  the Company to obtain a controlling position  in  the  equity securities of a portfolio company at a discount from market value for comparable companies which are not financially troubled; and

--   potential to develop a liquid market for the securities held by the Company in the Reorganized Company within 12 months of the Restructuring.

      The Company's investment objectives (other than its election to be treated as a BDC and its primary investment objective of making Portfolio Investments in Reorganized Companies) may be changed by the Board of Directors without the approval of holders of a majority of the Company's outstanding voting securities as defined in the 1940 Act. The withdrawal of the Company's election to be treated as a BDC would require such stockholder approval and the Company will not change its primary investment objective without stockholder approval.

      The Company believes that because of the proliferation of leveraged buy-outs in the 1980's, the economic recession of the early 1990's and the record levels of high-yield debt issuances during the past several years, there are a large number of companies that have undergone, are undergoing or will undergo a Restructuring over the next several years in order to remain viable. Such companies typically undertake Restructurings because of high levels of debt and/or problems with operating management. Additional capital may be required by a Reorganized Company to effect a Restructuring or finance post-Restructuring operations. Further, a Reorganized Company may require managerial assistance in certain instances to negotiate the terms of a proposed Restructuring, renegotiate the terms of a completed Restructuring where debt service requirements continue to adversely affect operating results, retain new operating management and/or favorably renegotiate existing contractual commitments. In a Restructuring, creditors are often issued equity securities in a Reorganized Company (generally common or preferred stock) for which there may be no or only a limited market. Certain creditors, in particular senior lenders, may not desire to or may be restricted in their ability to hold such equity securities for extended periods of time.

      The Company believes that it will be able to invest in Reorganized Companies at discounts from market values for comparable companies which are not financially troubled, because it may be offering necessary capital to a Reorganized Company in the case of a direct investment and liquidity to holders of equity, bank debt, debt securities and/or trade credits in a Reorganized Company in the case of a purchase from such parties. Although the Company is focusing its efforts on Reorganized Companies which have completed or are undergoing a Restructuring, the Company may seek to invest in financially troubled companies which intend to undergo a Restructuring and where a credible plan to effect such Restructuring has been, or in the opinion of the Company, can be developed. The Company only invests in transactions recommended by the Investment Adviser.

      Up to 30% of the Company's total assets may be invested in Other Investments including securities of Reorganized Companies or other financially distressed companies, where the Company's objective is not to obtain a controlling interest, but rather where it believes capital appreciation can be achieved by engaging in portfolio trading. Income or realized gains from this portion of the Company's portfolio will be used in part to pay the Company's operating expenses, including legal and auditing fees, taxes and fees to the Investment Adviser.

      Given the amount of its capital resources (including that which may be available from co-investors as described below), the Company estimates that it will be able to make Portfolio Investments in between one and four Reorganized Companies at any one time and therefore will most likely not be able to diversify its portfolio. However, in order to provide as much diversification as possible, the Company will likely make its investments jointly with other investors including affiliates of the Investment Adviser. Any investments with affiliates of the Company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the SEC.

      Following  an  initial  investment, the Company anticipates  that  it  may provide additional funds to a company. Follow-on investments may be made pursuant to rights to acquire additional securities or otherwise in order to increase the Company's position in a successful or promising portfolio company. The Company may also be called upon to provide follow-on investments for a number of other reasons, including providing additional capital to a company to implement fully its business plans, to develop a new line of business or to recover from subsequent unexpected business problems. The Company may use leverage (i.e., borrowed funds or senior securities) to raise all or a portion of the funds required to make follow-on investments, subject to certain restrictions. The Company may also borrow to fund general working capital needs including paying operating expenses. In addition, the Company may issue its securities to purchase the assets of or a controlling interest in another company or companies.

Regulation

      The following is a summary description of the 1940 Act as modified by the Incentive Act as applied to BDCs. The Company elected to be treated as a BDC on August 3, 1992. The Company may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

      Generally, to be eligible to elect BDC status, a company must be primarily engaged in the business of furnishing capital and managerial expertise to companies which do not have ready access to capital through conventional financial channels and/or are in financial difficulty, which companies are termed "portfolio companies." More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its equity securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress; (iv) extend significant managerial assistance to certain portfolio companies; (v) have a majority of "disinterested" directors (as defined in the 1940 Act); and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

      An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) has total assets of $4.0 million or less and capital and surplus of more than $2.0 million (with respect to which category of portfolio company no managerial assistance need be offered); (iii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
(iv) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns 25% of the outstanding voting securities of the portfolio company.

      The 1940 Act prohibits or restricts the Company from investing in certain types of companies, including brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, while the 1940 Act contemplates that a BDC will invest in concerns other than "eligible portfolio companies," the type of assets that the Company may acquire is limited to
"qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Company's assets consists of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Company acquired their securities;
(2) certain securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible portfolio companies at the time of the Company's initial acquisition of their securities but are no longer eligible, provided that the Company has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the person from whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or their officers, directors or affiliates.

      The Company is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt, a single class of preferred stock and other senior securities. The Company currently has no policy regarding the issuance of senior securities.

     The Company may sell its securities at a price that is below the prevailing net asset value per share only upon the approval by the holders of a majority of its outstanding voting securities, including a majority, of the voting securities held by non-affiliated persons. As defined in the 1940 Act, the term 'majority of the Company's outstanding voting securities' means the vote of
(i) 67% or more of the Company's Common Stock present at a meeting, if the holders of more than 50% of the outstanding Common Stock are present or represented by proxy, or (ii) more than 50% of the Company's outstanding Common Stock, whichever is less.

      Most of the transactions involving the Company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the Incentive Act now require the prior approval of a majority of the Company's independent directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain closely affiliated persons of the Company, including its directors, officers and employees, may still require the prior approval of the SEC. In general, (i) any person who owns, controls or holds with power to vote, more than 5% of the
Company's outstanding Common Stock; (ii) any director, officer or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Company's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Company or any company controlled by the Company. See "Conflicts of Interest" above with respect to an exemptive order granted by the SEC in November 1994 which sets forth certain conditions for co-investments with affiliates. In accordance with the 1940 Act, a majority of the members of the Company's Board of Directors are independent. See "Management -- Officers and Directors." The 1940 Act generally does not restrict transactions between the Company and portfolio companies in which the Company invest.

     The Company may seek to maximize stockholder value by dissolving or merging with another corporation (including a company in which it has made a Managed Investment) and withdraw its election to be treated as a BDC. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement of stockholder approval for a change in any fundamental investment policy). Notwithstanding the foregoing, the Company agreed with the underwriter of the IPO that it will not change its primary investment objective of making Managed Investments in Reorganized Companies without stockholder approval. Other than its status as a BDC and its primary investment objective, none of the Company's objectives or policies are deemed fundamental.

Competition

     Given the size of the Company's assets, the Company's portfolio will likely not be diversified and the Company will not be able to achieve the same level of diversification as much larger entities engaged in similar activities. The Company expects to encounter substantial competition for investments from other investors, including entities having similar investment objectives, including other business development companies, investment or so-called "vulture" funds, investment affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Many of these investors will have greater experience, financial resources and managerial capabilities than the Company and therefore will be in a better position than the Company to obtain access to attractive investments.

Employees

      The Company has no employees other than its officers and, because of the Financial Advisory Agreement with the Investment Adviser, is not expected to have any additional employees.


ITEM 2.        PROPERTIES

      The Company presently occupies office space in facilities located at 1185 Avenue of the Americas, New York, New York, which space is also occupied by the Investment Adviser. The cost of all necessary office space is included in the fees to be paid by the Company to the Investment Adviser under the Financial Advisory Agreement between the Company and the Investment Adviser.

ITEM 3.             LEGAL PROCEEDINGS

     None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     (a)  Market Information

      Since October 25, 1994, the Company's Common Stock has been listed on the Nasdaq Small Cap Market under the symbol CREN. The following table sets forth, for the period indicated, the range of high and low prices for the Common Stock as reported by Nasdaq. These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions:

                                        Common Stock

                                     High            Low

Calendar 1994

Fourth Quarter
(commencing October 25, 1994)      $10-1/4        $9-3/4


Calendar 1995

First Quarter                      11             9-1/2
Second Quarter                     11-1/8         8-5/8
Third Quarter                      11             8-1/4
Fourth Quarter                     10             9

Calendar 1996

First Quarter                      10-1/8         8-5/8
Second Quarter                     9              8-1/8
Third Quarter                      8-3/8          7-1/4


     (b)  Holders

      At December 16, 1996, there were approximately 15 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners of its Common Stock is in excess of 300.

     (c)  Dividends

      The  Company has not paid any cash dividends since its inception  and  the
Board  of  Directors  does not contemplate doing so in  the  near  future.   Any
decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.


ITEM 6.             SELECTED FINANCIAL DATA

                                                                   Period from
                                                              November 1, 1994
                                                              (Commencement of
                                       Year Ended or at   Operations) to or at
                                      September 30, 1996    September 30, 1995
Operating Data:
Net operating loss
 before security transactions                  $(471,831)           $(821,159)
Net realized gains/(losses)
 from portfolio investments                  $(1,123,937)           $2,593,738
Net realized gains/(losses)
 from other investments                        $(101,045)             $238,526
Change in net unrealized
 appreciation/(depreciation)
 from portfolio investments                    $(127,394)             $127,394
Change in net unrealized
 appreciation/(depreciation)
 from other investments                      $(1,817,064)           $4,351,827
Income tax benefit/(expense)
 arising from net realized
 gains and net unrealized
 appreciation in investments                   $1,065,538         $(2,502,545)
Net increase/(decrease) in
 net assets resulting from
 operations                                  ($2,575,733)           $3,987,781

Per Share Amounts:
Net Asset Value, beginning
 of period                                         $12.36               $10.00
Common Stock offering costs
 of initial public offering                          ----               (1.81)
Net operating loss before
 security transactions                              (.50)                (.86)
Net realized gains/(losses)
 from sales of investments                          (.85)                 1.95
Change in net unrealized
 appreciation/(depreciation)
 of investments held                               (1.35)                 3.08
                                              ___________          ___________
Net Asset Value, end of period                $      9.66          $     12.36
                                              ___________          ___________

Balance Sheet Data:
Total Assets                                  $10,079,562          $14,542,064
Net Assets                                    $ 9,236,869          $11,812,602

Total Return Based on:
Stock Price                                      (16.88%)              (3.75%)
Net Asset Value                                  (21.85%)               23.60%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Prior to November 1, 1994 the Company had only nominal assets and focused its efforts on raising capital in the IPO and Overseas Placement. On November 1, 1994, the Company consummated the IPO, in which it sold 600,000 shares of Common Stock at a price of $10.00 per share, and the Overseas Placement, in which it sold 356,000 shares of Common Stock at a price of $10.00 per share. Proceeds from the IPO and the Overseas Placement were $7,823,821, net of underwriting discounts, the underwriters' non-accountable expense allowance, placement fees and other expenses associated with the offerings. The Company is deemed to have commenced operations on November 1, 1994.

      The Company's primary source of working capital has been the remaining proceeds from the IPO as well as proceeds generated from investment activities. At September 30, 1996, the Company had cash and cash equivalents of $509,257 as compared to $2,093,863 at September 30, 1995.

Results of Operations

     Year ended September 30, 1996 ("fiscal 1996") as compared to period from November 1, 1994 (commencement of operations) to September 30, 1995 ("fiscal 1995")

      During fiscal 1996, the Company had interest income of $28,901 as compared to interest income of $244,846 in fiscal 1995. The decline in interest income reflects the increased percentage of the Company's assets invested in other than cash or cash equivalents. Operating expenses during fiscal 1996 were $739,695 as compared to $1,492,820 in fiscal 1995. This decrease is attributable in large part to $996,947 in incentive fees payable to the Investment Adviser accrued during fiscal 1995 as compared to $224,128 in fiscal 1996. For fiscal 1996 the Company had a pre-tax operating loss and a net operating loss of $710,794 and $471,831, respectively, as compared to a pre-tax loss and net operating loss for fiscal 1995 of $1,247,974 and $821,159, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net operating losses are expected to routinely occur.

      During  fiscal  1996, the Company had net realized  losses  from  sale  of investments of $1,224,982 as opposed to net realized gains from sale of investments of $2,832,264 during fiscal 1995. For fiscal 1996, the Company had net unrealized depreciation of investments of $1,944,458, as compared to net unrealized appreciation of investments of $4,479,221 in fiscal 1995. During fiscal 1995, the Company recorded a gain on the sale of its Portfolio Investment in Leaseway. During fiscal 1996, the Company realized losses on the sale of its Portfolio Investment in Wherehouse and a decline in valuation of another investment. For fiscal 1996, the Company had net realized and unrealized losses on investments of $2,103,902, as compared to net realized and unrealized gains on investments of $3,987,781 for fiscal 1995 and after giving effect to net operating losses, a decrease in net assets resulting from operations of $2,575,733 in fiscal 1996, as compared to a net increase in net assets resulting from operations of $3,987,781 in fiscal 1995.

Net Asset Value

     At September 30, 1996, the Company had a net asset value of $9.66 per share of Common Stock, a decrease of $2.70 per share from the net asset value of $12.36 per share of Common Stock at September 30, 1995.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

                                                       Page


Independent Auditor's Report                             F-

Statements of Assets and Liabilities
as of September 30, 1996 and September 30, 1995          F-

Statement of Operations as of September 30, 1996
and for the Period from November 1, 1994
Commencement of Operations) to September 30, 1995        F-

Statements of Changes in Net Assets for the
Years ended September 30, 1996 and
September 30, 1995 and for the period from
January 1, 1994 to September 30, 1994                    F-

Statements of Cash Flows for the Years ended
September 30, 1996 and September
30, 1995 and for the Period from
January 1, 1994 to September 30, 1994                    F-

Schedule of Investments, September 30, 1996              F-

Schedule of Call Options Written, September 30,1996      F-

Notes to Financial Statements                            F-

ERNST & YOUNG LLP
787 Seventh Avenue
New York, New York 10019
Phone:  212 773 3000


                         Report of Independent Auditors

Board of Directors
Corporate Renaissance Group, Inc.

We have audited the accompanying statements of assets and liabilities of Corporate Renaissance Group, Inc. as of September 30, 1996 and 1995, including the schedule of investments and schedule of call options written as of September 30, 1996, and the related statement of operations for the year ended September 30, 1996 and for the period from November 1, 1994 (commencement of operations) to September 30, 1995 and the statements of changes in net assets and cash flows for the year ended September 30, 1996, the year ended September 30, 1995 and for the period from January 1, 1994 to September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit procedures included confirmation of securities owned at September 30, 1996 by correspondence with the custodian; where confirmation was not possible, we satisfied ourselves by other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Renaissance Group, Inc. at September 30, 1996 and 1995, and the results of its operations for the year ended September 30, 1996 and for the period from November 1, 1994 (commencement of operations) to September 30, 1995 and changes in net assets and cash flows for the year ended September 30, 1996, the year ended September 30, 1995 and for the period from January 1, 1994 to September 30, 1994 in conformity with generally accepted accounting principles.

                              /s/ Ernst & Young LLP
October 11, 1996

                        CORPORATE RENAISSANCE GROUP, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES

ASSETS                                 SEPTEMBER 30, 1996     SEPTEMBER 30,1995

Investments in securities, at
 market value (cost $6,663,601
 and $7,949,461 respectively)                 $ 9,217,962       $12,438,808
Cash and cash equivalents                         509,257         2,093,863
Income taxes receivable                           345,511
Accrued interest receivable                           585             2,900
Other assets                                        6,247             6,493
                                               ____________    _____________
TOTAL ASSETS                                   10,079,562        14,542,064

LIABILITIES
Call options written, at market value
 (premiums received $41,827 and
 $22,999 respectively)                             61,425            33,125
Accrued incentive fee payable                                       996,947
Income taxes payable                                                132,008
Accounts payable and accrued expenses              31,659            34,182
Deferred taxes payable                            749,609         1,533,200
                                                ____________    _____________
TOTAL LIABILITIES                                 842,693         2,729,462
                                                ____________    _____________
NET ASSETS                                      $9,236,869      $11,812,602
                                                ____________    _____________

NET ASSETS
Common stock (par value $.01 per share,
20,000,000 shares authorized;  956,100
shares issued and outstanding)                  $   9,561       $     9,561

Additional paid-in capital                      7,815,260         7,815,260

Accumulated income (loss):
Accumulated net operating loss
 before security transactions                   (1,292,990)        (821,159)
Accumulated net realized gains
 from sale of investments                       1,049,765         1,862,919
Net unrealized appreciation of
 investments                                    1,655,273         2,946,021
                                                ____________    _____________
                                                1,412,048         3,987,781
                                                ____________    _____________
Net Assets                                      $9,236,869      $11,812,602
                                                ____________    ______________
Net asset value per share of
 common stock outstanding                       $     9.66       $    12.36

                        See notes to financial statements


                        CORPORATE RENAISSANCE GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                                FOR THE PERIOD
                                                              FROM NOVEMBER 1,
                                                            1994 (COMMENCEMENT
                                      FOR THE YEAR ENDED     OF OPERATIONS) TO
                                      SEPTEMBER 30, 1996    SEPTEMBER 30, 1995


Income:
Interest Income                                 $   28,901          $ 244,846
                                                ____________        ___________
Total investment income                             28,901            244,846
                                                ____________        ___________

Expenses:
Incentive fees                                     224,128            996,947
Financial advisory fees                            200,000            183,333
Investment banking fees                            100,000             91,667
Professional fees                                   59,800             84,861
Insurance expense                                   74,247             70,547
Board of directors fees                             50,000             45,833
Other operating expenses                            31,520             19,632
                                                ____________        ___________
Total expenses                                     739,695          1,492,820
                                                ____________        ___________

Operating loss before income tax benefit         (710,794)          (1,247,974)

Income tax benefit                                 238,963            426,815
                                                ____________        ___________
NET OPERATING LOSS BEFORE
SECURITY TRANSACTIONS                            (471,831)          (821,159)
                                                ____________        ___________
NET REALIZED AND UNREALIZED
GAINS/(LOSSES) FROM INVESTMENTS:
Net realized gains/(losses) from
 sale of investments                            (1,224,982)         2,832,264
Change in net unrealized appreciation/
 (depreciation) of investments                  (1,944,458)         4,479,221
Income tax (expense)/benefit arising
 from net realized gains/(losses)
 and net unrealized appreciation/
 (depreciation)  of investments.                 1,065,538          (2,502,545)
                                                ____________        ___________
Net realized and unrealized gains
 /(losses) on investments                       (2,103,902)         4,808,940
                                                ____________        ___________
NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                       $(2,575,733)        3,987,781
                                                ____________        ___________
Per share net increase/(decrease)
 in net assets resulting from operations        $    (2.70)        $      4.17
                                                ____________        ___________

                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS

                                       Year Ended      Year Ended   Year Ended
                                           9/30/96        9/30/95      9/30/94

CHANGES IN NET ASSETS
 FROM OPERATIONS:
Net operating loss before
 security transactions                   $(471,831)     $ (821,159)   $
Net realized gains/
 (losses) from sale of
investments                               (813,154)      1,862,919
Change in net unrealized
 appreciation/(depreciation)
 of investments                          (1,290,748)     2,946,021
                                         ____________   ____________  _________
Net increase/(decrease) in
 net assets resulting from
 operations                              (2,575,733)     3,987,781
                                         ____________   ____________  _________

CAPITAL STOCK TRANSACTIONS:
Net proceeds from issuance
 of capital stock                                        7,823,821
                                         ____________   ____________  _________

NET INCREASE/(DECREASE) IN
NET ASSETS                               (2,575,733)    11,811,602

NET ASSETS
Beginning of period                      11,812,602          1,000       1,000
                                         ____________   ____________  _________
End of period                            $9,236,869    $11,812,602    $  1,000
                                         ____________   ____________  _________


                        See notes to financial statements


                        CORPORATE RENAISSANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      For the
                                                                       Period
                                                                         from
                                                                       1/1/94
                                      Year Ended      Year Ended           to
                                         9/30/96         9/30/95      9/30/94

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net increase/(decrease)
 in net assets resulting
 from operations                      $(2,575,733)    $ 3,987,781     $
Adjustments to reconcile
 net increase/(decrease)
 in net assets resulting
 from operations to net
 cash (used in) operating
 activities:

Change in net unrealized
 (appreciation)/depreciation
 of investments                        1,944,458       (4,479,221)
Realized (gains)/losses
 on sale of  investments               1,224,982       (2,832,264)
Deferred income tax
 (benefit ) provision                   (783,591)       1,533,200
(Increase)/decrease in
 operating assets:
Income taxes receivable                 (345,511)
Accrued interest receivable                2,315           (2,900)
Other assets                                 246          118,507
Increase (decrease) in
 operating liabilities:
Accrued incentive fee payable           (996,947)         996,947
Accounts payable and
 accrued expenses                         (2,523)         (90,818)
Income taxes payable                    (132,008)         132,008
                                      ____________      ___________   ________
Net cash flows (used in)
 operating activities                 (1,664,312)        (636,760)         ---
                                      ____________      ___________   ________

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Purchase of securities                (3,025,360)     (11,263,743)
Proceeds from sale of
 securities                            3,026,288        6,146,546
Proceeds from securities
 sold short, not yet purchased            78,778           22,999
                                      ____________      ___________   ________
Net cash flows provided by
 (used in) investing activities           79,706       (5,094,198)         ---
                                      ____________      ___________   ________

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Issuance of common stock                                    9,560
Increase in additional
 paid-in capital                                        7,814,261
                                      ____________      ___________   ________
Net cash flows provided
 by financing activities                                7,823,821         ---
                                      ____________      ___________   ________
Net increase/(decrease)
 in cash and cash equivalents         (1,584,606)       2,092,863

CASH AND CASH EQUIVALENTS,
 at the beginning of the period        2,093,863            1,000       1,000
                                      ____________      ___________   ________
CASH AND CASH EQUIVALENTS,
 at the end of the period             $  509,257      $ 2,093,863       1,000
                                      ____________      ___________   ________
SUPPLEMENTAL DISCLOSURE:
Income Taxes paid, net                $  366,409      $   410,521         ---
                                      ____________      ___________   ________
Interest Paid                         $   10,189      $       ---     $   ---
                                      ____________      ___________   ________

                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.
                           SCHEDULE OF INVESTMENTS(1)
                               SEPTEMBER 30, 1996

              TYPE OF ISSUE
SHARES OR     AND                          ORIGINAL       MARKET       % OF NET
FACE VALUE    NAME OF ISSUER               COST           VALUE        ASSETS

               Other Investments
               Common Stock

607,400      Computervision Corp.
              New                     $3,177,562      $5,314,750          57.54%
40,176       OrNda Healthcorp            575,969       1,099,818          11.91%
148,824      Seaman Furniture
              Co., Inc.                2,676,725       2,753,244          29.81%
                                      ___________     __________
                                       6,430,256       9,167,812
                                      ___________     __________

        Option Contract
118          S & P 500 Index/Dec/
              625/Puts                   233,345          50,150           .54%
                                      ___________     __________

             Total Investments        $6,663,601      $9,217,962
                                      ___________     ___________

  (1)  Notes  to Schedule of Investments:  The above investments are  non-income
producing.   Equity  investments that have not paid dividends  within  the  last twelve months are considered to be non-income producing.  See Note 1.



                        CORPORATE RENAISSANCE GROUP, INC.

                        SCHEDULE OF CALL OPTIONS WRITTEN
                               SEPTEMBER 30, 1996
NUMBER OF
CONTRACTS       TYPE OF ISSUE           PROCEEDS             MARKET VALUE

              Option Contracts

39       S & P 500 Index/Dec/700        $41,827               $  61,425
                                        __________               _______

These contracts were written during the year ended September 30, 1996.

                        See notes to financial statements


                        CORPORATE RENAISSANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

2.   Significant Accounting Policies

     a.   Valuation of Securities

      The Company's securities which are subject to last-sale reporting are valued by reference to the market price on a national securities exchange or as reported on the National Association of Securities Dealers Automated Quotation ('NASDAQ") System. Other unlisted securities are valued at representative "bid" quotations if held long by the Company and representative "asked" quotations if held short by the Company. The value of securities for which market quotations are not readily available and securities as to which the Company believes the method of valuation set forth above does not fairly reflect market value are determined by one or more independent third parties selected by the Investment Advisor.

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

     d.   Income Taxes

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at September 30, 1996 for federal income tax purposes and financial reporting purposes was the same.

     e.   Cash and Cash Equivalents

      For the purpose of reporting cash flows, cash and cash equivalents consist of cash and short-term interest-bearing deposits.

3.   Income Taxes

      The components of income tax expense/(benefit) on pre-tax loss of $(3,880,234) are as follows:

     Federal:
     Current                 $(535,202)
     Deferred                 (791,693)
                              _________
                            (1,326,895)

     State and Local:
     Current                    14,292
     Deferred                    8,102
                             _________
                                22,394
                             __________
     Total                 $(1,304,501)

      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore creates a temporary difference. The components of the Company's deferred income tax liability is comprised of the following.

Deferred tax liability:
Net unrealized appreciation on investments             $894,840
Deferred tax assets:
Net operating loss carryforwards                       (145,231)
                                                       _________
Net deferred tax liability                             $749,609

     The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same. The benefit from the graduated federal tax rate is offset by the state and local tax liability.

4.   Financial Advisory and Investment Banking Fees and
     Other Transactions with Affiliates and Related Parties

       The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). Upon completion of the Company's offering of its common shares, the Company entered into a two-year Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser will receive a base fee of $200,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at September 30, 1996.

      The Company has entered into an Investment Banking Agreement with UI USA, the United States subsidiary of UI, for a period of one year, ending October 31, 1996. Pursuant to this agreement, UI USA furnishes investment banking services to the Company for a fee of $100,000 per annum. Such services consist of assisting the Company and Investment Adviser in the evaluation, structuring and negotiation of investment opportunities.

5.   Board of Directors Fees

      The Company pays each of its five independent directors an annual fee of $10,000 for their services.

6.   Investment Transactions

      As of September 30, 1996 the accumulated net unrealized appreciation on investments was $2,534,763, consisting of $2,737,556 of gross unrealized appreciation and $202,793 of gross unrealized depreciation.

7.   Concentration of Credit Risk and Off-Balance Sheet Risk

      The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterparty or the Company's regulated clearing brokers cannot fulfill their contractual obligations. In addition, at September 30, 1996, the Company had concentrations consisting of short-term interest-bearing deposits of $509,187 with its primary broker.

     The Company's activities with off balance sheet risk include the writing of traded options. The Company is subject to market risk associated with changes in the value of the underlying stock index. Index options are used to hedge risks to the portfolio of broad economic movements as reflected in the overall level of the stock market. As a writer of options, the Company receives a premium at the outset, and then bears the risk of unfavorable changes in the price of the stock index underlying the option. All option positions are reported at market and any changes in market are reflected in income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)            (1)   (i)   The  Company terminated Feldman  Radin  &  Co.,  P.C.
               ("FRC") as its auditors on December 15, 1994.

                     (ii)  During  the  Company's past two fiscal  years,  FRC's reports on the Company's financial statements neither contained any adverse opinions or disclaimers of opinions nor were qualified or modified as to uncertainty.

                     (iii) The decision to terminate its relationship with FRC was approved by the Board of Directors of the Company.

                     (iv) During the past two fiscal years, there were no disagreements with FRC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of FRC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

          (2) Pursuant to action approved by the Company's Board of Directors, the Company retained Ernst & Young LLP as its auditors as of December 15, 1994.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS

Officers and Directors

     Listed below are the name, age and position with the Company of each of the Company's officers and directors. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors.

Name and Age                  Position with the Company

Martin D. Sass (54)*          Chairman of the Board,
                              Chief Executive Officer and Director

Hugh R. Lamle (51)*           Executive Vice President and Director

James B. Rubin (42)*          Senior Vice President and Director

Martin E. Winter (42)*        Secretary-Treasurer

Thomas M. Garvin (61)         Director

Lawrence W. Leighton (62)     Director

Edward Lowenthal (51)         Director

Daniel R. Mazziota (59)       Director

Guy E. Waldvogel (60)         Director

_________________________
*Director who is an "Interested Person" within the meaning of the 1940 Act.


      The following is a detailed description of the profession and business background of each officer and director.

      MARTIN D. SASS is an executive officer and principal of the Investment Adviser and various affiliated registered investment advisers and other entities which comprise the M.D. Sass organization ("M.D. Sass"), founded by Mr. Sass in 1972. Prior to founding M.D. Sass, Mr. Sass was President and principal shareholder of Neuwirth Management and Research Corp. from 1969 to 1972, where he managed several portfolios and mutual funds. Mr. Sass was also a security analyst at Argus Research Corp. from 1963 to 1969, where he founded and directed the Special Situations Department. Mr. Sass holds a B.S. degree in Accounting from Brooklyn College, and has also studied finance in graduate programs in New York University and City College of New York.

      HUGH R. LAMLE is Executive Vice President and a principal of M.D. Sass, which he joined in 1974. Mr. Lamle is responsible for the formulation of fixed income and quantitative investment policy and strategy, directing the management at M.D. Sass of debt securities portfolios and directing the firm's new products research efforts. Prior to joining M.D. Sass, Mr. Lamle in 1972 founded Lenox Capital Management, the investment management subsidiary of DuPont Glore Forgan, Inc. Mr. Lamle holds a B.A. degree in Political Science and Economics from Queens College and an M.B.A. degree in Finance and Investments from Baruch College.

      JAMES B. RUBIN joined M.D. Sass as Senior Managing Director in 1989, with over 15 years experience in advising firms in reorganizations and other special situations. At M.D. Sass, Mr. Rubin is head of the firm's Restructured Securities Management Division. Mr. Rubin also serves as a director of Seaman
Furniture Company, Inc. and Chairman of the Board of Directors of Ranger Industries, Inc. From 1986 until joining M.D. Sass, he was the principal of J.B. Rubin and Company. From 1985 to 1986, Mr. Rubin was a Senior Financial Analyst with Smith Vasiliou and its affiliates, including the distressed securities brokerage firm of R.D. Smith & Company, Inc. Mr. Rubin is a graduate of Cornell University, with an undergraduate degree in Industrial Engineering. He also participated in graduate M.B.A. studies in Finance at Cornell and Pace Universities.

      MARTIN E. WINTER is Senior Vice President Finance and Administration of M.D. Sass, having joined the firm in 1988. He was previously a principal in the Financial Services Industry and Mergers and Acquisitions Groups of Arthur Young & Company (predecessor to Ernst & Young LLP) in New York, and he has 20 years of diverse financial experience. He is a certified public accountant and obtained his B.S. in Accounting from the Wharton School of the University of
Pennsylvania. Mr. Winter also has a M.A. in Economics from the University of Pennsylvania.

     THOMAS M. GARVIN served in various executive capacities at Keebler Company, the second largest U.S. manufacturer and marketer of cookies and crackers, from 1969 to 1993, including those of President and Chief Executive Officer from 1978 to 1993 and Chief Operating Officer from 1976 to 1978. During his tenure at Keebler Company, the company progressed from a single product biscuit company to its current position of prominence in the baking and snack industries. Mr. Garvin holds B.S. and M.B.A. degrees from Loyola University and is a certified public accountant.

     LAWRENCE W. LEIGHTON was a Managing Director of L.M. Capital, an investment banking and buy-out firm, from September 1994 to January 1996. From January 1994 to December 1994, he also was Vice Chairman of 21, Inc., a publicly-held company. From January 1989 to January 1994, Mr. Leighton was President and Chief Executive Officer of UI USA, the United States merchant bank of Credit Agricole, a large French-based bank. From 1982 until joining UI USA, Mr. Leighton was Managing Director responsible for the international mergers and acquisitions activity of Chase Investment Bank. From 1977 until 1982. Mr. Leighton was a limited partner in the mergers and acquisitions department of Bear, Stearns & Co. and from 1974 until 1977, he was Director of Strategic
Planning of Norton Simon, Inc. Mr. Leighton is a graduate of Princeton University with a B.S.E. degree in Engineering and holds an M.B.A. degree from Harvard Business School.

      EDWARD LOWENTHAL is a founder, and since 1992 has served as trustee and President, of Wellsford Residential Property Trust ("WRP"), a New York Stock Exchange listed real estate investment trust. In 1992, WRP succeeded to the business of Wellsford Group, Inc.'s (the "Wellsford Group") multifamily affiliates, which had acquired and operated multifamily properties in the Southwestern and Northwestern states since 1988. Mr. Lowenthal serves as a director of United American Energy Corporation, a major developer, owner and operator of hydroelectric and other alternative energy facilities, a director of Omega Healthcare, Inc., a healthcare real estate investment trust; and as a trustee of Corporate Realty Income Trust, a real estate investment trust sponsored by Smith Barney Shearson Inc. Mr. Lowenthal is a member of the Board of Governors of the National Association of Real Estate Investment Trusts. Prior to Wellsford Group's formation, Mr. Lowenthal was engaged in the practice of law for 15 years, and was a partner of the New York City law firm of Robinson, Silverman, Pearce, Aronsohn & Berman from 1981 to 1984. In 1984 Mr. Lowenthal entered investment banking as a Managing Director of A.G. Becker Paribas and then as a partner of Bear Stearns & Co. Inc. As an investment banker, he was active in structuring and negotiating transactions and raising the equity in a number of large real estate equity private placements. Mr. Lowenthal holds a B.A. degree from Case Western Reserve University and a J.D. degree from Georgetown University Law Center.

      DANIEL R. MAZZIOTA is principal of RSA Executive Search ("RSA"), which was founded in 1978. RSA specializes in recruitment of key executives and management personnel in the consumer goods and services, healthcare and pharmaceutical, finance, electronics and telecommunications industries. In 1967, Mr. Mazziota founded Microwave Power Devices, Inc. ("MPD"), which was sold to M/A-Com, Inc. in 198 1. Mr. Mazziota continued as President of MPD until 1987. when he became Chairman of RSA. Mr. Mazziota also serves as President of IDM Consulting, which provides business consulting in the high technology mergers and acquisitions field. Mr. Mazziota holds Bachelors and Masters degrees in Electrical Engineering from New York Polytechnic Institute.

      GUY E. WALDVOGEL has been an independent consultant specializing in the management of troubled companies in Europe since September 1989. From 1983 to 1989, he was the Senior Executive Vice President of Societe Generale de Surveillance, which provides services to foreign governments in ensuring that imports and exports comply with weight, safety and engineering standards. From 1981 to 1983, Mr. Waldvogel served as President and Chief Executive Officer of North American Holding of Alusuisse-Lonza Aluminum and Chemicals Group. He was President and Chief Executive Officer of Givaudan, a subsidiary of Hoffman-LaRoche, from 1973 to 1981, and held other positions within Hoffman-LaRoche from 1965 until 1973.

Indemnification of Directors and Officers

      As permitted by Delaware law, the Company's Certificate of Incorporation contains an article limiting the personal liability of directors. The Certificate of Incorporation provides that a director of the Company shall not be personally liable for monetary damages for a breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General Corporation Law of the State of Delaware, which prohibits the unlawful payment of dividends or the repurchase or redemption of stock, or
(iv) for any transaction from which the director derived an improper personal benefit. The Company's Certificate of Incorporation also provides that the Company will indemnify all persons (including officers, directors and employees) whom it is empowered to indemnify pursuant to the provisions of Section 145 of the Delaware General Corporation Law (or any similar provision of applicable law at the time in effect) to the full extent permitted thereby. The foregoing provisions are subject, however, to Section 17(h) of the 1940 Act which provides, in part, that neither the Certificate of Incorporation nor the by-laws of any BDC shall contain a provision which protects or purports to protect any officer or director of such BDC against any liability to such company or its security holders to which he would otherwise be subject due to his willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his office. The Company currently maintains $5.0 million of officer and director liability insurance.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. During the year ended September 30, 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

      No cash compensation was paid by the Company to any of its executive officers during either fiscal 1996 or fiscal 1995. It is not anticipated that executive officers will receive direct cash compensation in the foreseeable future.

     Each director who is not an executive officer of the Company is compensated for his services at a fee of $10,000 per annum. Each director is also reimbursed for travel and other out-of-pocket disbursements actually incurred in the business of the Company.

     Executive officers and directors of the Company are permitted to retain any compensation received for services to other companies, including companies in which the Company invests and to which it renders managerial assistance.

Financial Advisory Agreement and Fees

The Investment Adviser

       The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser.

      The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). Founded in 1972, M.D. Sass is engaged in investment management for approximately 100 clients, including pension and profit sharing funds, municipal employee benefits funds, insurance companies, endowment and charitable funds, large corporations and wealthy individuals. M.D. Sass currently has approximately $9 billion in assets under management.

      The Investment Adviser and certain other M.D. Sass affiliates currently
serve   as   general  partners  of  M.D.  Sass Re/Enterprise Partners,   L.P.
("Re/Enterprise Partners") and M.D. Sass Re/Enterprise-II, L.P. ("Re/Enterprise-II"), private limited partnerships which have investment objectives similar to that of the Company, achieving long-term capital appreciation of its assets by investing primarily in securities of companies that are experiencing significant financial or business difficulties.

      Re/Enterprise Partners, formed in October 1989, had approximately $167 million in assets as of September 30, 1996. Re/Enterprise-II, formed in February 1996, had approximately $24 million in assets as of the same date. Re/Enterprise Partners was a member of a group which acquired a controlling interest in Seaman Furniture Company, Inc., a 24 store furniture retailer headquartered in the New York City area, and Re/Enterprise Partners assisted such company in a Restructuring.
Re/Enterprise Partners also participated in the Restructurings of other companies, including Memorex Telex Corp., Emerson Radio Corp., Ranger Industries, Inc. (formerly known as Coleco, Inc.), SPI Holding, Inc., Leaseway Transportation Corp. and Forstmann & Company, Inc.

      In addition to Re/Enterprise Partners, the Investment Adviser and/or other affiliates of M.D. Sass serve as general partners of a more aggressive, higher-risk private limited partnership that invests in financially troubled companies, and other private limited partnerships that invest in municipal and government securities and distressed real estate that appears to have a potential for recovery, and as investment adviser to a private offshore investment company pursuing investment strategies similar to Re/Enterprise Partners and the Company, as well as a corporate pension fund of a Fortune 100 company.

      The principals of the Investment Adviser and other affiliates of M.D. Sass are Martin D. Sass and Hugh R. Lamle, each of whom serves as an officer and director of the Company. Martin E. Winter, an officer of the Investment Adviser and other affiliates of M.D. Sass, serves as an officer of the Company. In addition, Mr. Rubin serves as an officer and director of the Company.

      The offices of the Investment Adviser are located at 1185 Avenue of the Americas, 18th Floor, New York, New York 10036, and its telephone number is
(212) 730-2000.

The Financial Advisory Agreement

      The Company is party to a Financial Advisory Agreement with the Investment Adviser (the "Financial Advisory Agreement"). The Investment Adviser's duties under the Financial Advisory Agreement include locating, structuring, acquiring, monitoring and disposing of investments for the Company. The Company only makes investments recommended by the Investment Adviser. In addition, the Investment Adviser also provides administrative services to the Company, including all necessary executive, administrative, internal accounting and support services and furnishes the Company with necessary office space. The activities of the Investment Adviser on behalf of the Company are subject to the supervision of the independent Directors of the Company.

      Pursuant to the Financial Advisory Agreement, the Investment Adviser receives a base fee of $200,000 per annum for furnishing the Company with the administrative services described above.

      In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of net new appreciation, if any, in the net asset value of the shares of Common Stock outstanding. No incentive fee will be paid until the shares of Common Stock issued in the IPO and the Overseas Placement have been outstanding for at least one year, and then only if there is net new appreciation in the net asset value of such shares of Common Stock, adjusted for all operating expenses, including accruals for any tax liabilities on income or realized gains from portfolio transactions. If the net asset value of the shares of Common Stock has increased beyond their "initial net asset value," the Investment Adviser will receive 20% of such net new appreciation during the one-year period. A new calculation will be made at the end of each calendar quarter thereafter, with the Investment Adviser receiving 20% of any net new appreciation occurring during the preceding four calendar quarters. Thus, the fee is computed and paid on a "rolling quarter" basis. For purposes of the Financial Advisory Agreement, "initial net asset value" equals the gross proceeds from the sale of the shares of Common Stock in the IPO and the Overseas Placement, less all underwriting discounts, commissions, fees and expenses related to the sale of such shares and amounts allocated to payment of the Company's operating expenses, including payment of base fees under the Financial Advisory Agreement and fees under an investment banking agreement (the "Investment Banking Agreement") with UI USA, Inc., an investment banking firm, which Investment Banking Agreement expired in October 1996.

      At any time the incentive fee is to be calculated, if the net asset value per share previously has reached a level at which an incentive fee was paid (a "previous high peak"), an additional incentive fee will be paid only on the incremental appreciation of the shares of Common Stock over the shares' net asset value after payment of the previous incentive fee at such peak. In no event will an incentive fee be paid for recoupment of losses. Thus, if the net asset value of the shares of Common Stock falls below the initial net asset value, or the previous high peak at which the incentive fee was paid (less the incentive fee paid at such level), no incentive fee will be due the Investment Adviser. The Investment Adviser will only be entitled to a further incentive fee if the net asset value of the shares increases beyond the initial net asset value, or its net asset value following payment of the incentive fee at the previous high peak, as the case may be. Notwithstanding the foregoing, incentive fees payable to the Investment Adviser under the Financial Advisory
Agreement will not exceed the maximum amount which the Investment Adviser is entitled to receive under the 1940 Act. During the year ended September 30, 1996 and the period from November 1, 1994 (commencement of operations) to September 30, 1995, the Company accrued fees payable to the Investment Adviser of $224,128 and $996,947, respectively.

     The Investment Adviser bears the expense of maintaining the staff necessary for performing its obligations under the Financial Advisory Agreement and all other expenses associated with its duties as Investment Adviser. Other than fees payable under the Financial Advisory Agreement and Investment Banking Agreement, the Company bears no operating expenses other than normal operating expenses such as legal and auditing fees, taxes and all direct expenses related to an investment including all investment, legal and accounting expenses.

      The Financial Advisory Agreement had an initial term of two years (through October 1996) and thereafter continues from year to year if approved by a majority of independent directors and unless not less than 30 days prior written notice is given by a party of its intention not to renew. In November 1996, the independent directors of the Company approved the renewal of the Financial Advisory Agreement for a one-year period. The Financial Advisory Agreement is not assignable and may be terminated by either party upon 60 days prior written notice given to the other party.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 16, 1996, the beneficial ownership of the shares of Common Stock of the Company of (i) each person known by the Company to beneficially own more than five percent of the Common Stock,
(ii) each director of the Company, (iii) the Company's Chief Executive Officer and (iv) all officers and directors as a group.

                                             Amount and
Name and Address                             Nature
of Beneficial Stockholder                    of Beneficial        Percentage of
or Identity of Group(1)                      Ownership            Common Stock

Officers and Directors:

Martin D. Sass                                 71,300               7.5
Hugh R. Lamle                                  48,600               5.1
James B. Rubin                                 -0-                  -0-
Thomas M. Garvin                               -0-                  -0-
Lawrence W. Leighton                           1,000                *
Edward Lowenthal                               3,000                *
Daniel R. Mazziota                             200                  *
Guy E. Waldvogel                               -0-                  *

All Officers and Directors as a
group (nine persons)                           119,300(2)           12.6

5% or Greater Shareholders:

Curators Partners, L.P.                        69,634(3)(4)         7.4
420 Lexington Avenue
New York, New York

Millenium Trading Co.                          48,850(3)            5.2
111 Broadway
20th Floor
New York, New York  10006

Robert Schneider                               52,945(3)(5)         5.6
2 Broadway
New York, New York  10004

____________________
*Less than one percent

(1) Unless otherwise indicated, the address of each beneficial owner is c/o the Company, 1185 Avenue of the Americas, 18th Floor, New York, New York 10036.

(2)  Includes 200 shares of Common Stock held by Martin E. Winter, the Company's
     Secretary-Treasurer.

(3)  Based on a Schedule 13D filed with the SEC.

(4) Includes 45,000 shares of Common Stock held by certain accounts managed by Curators Capital Management, Inc., an affiliate of Curators Partners, L.P.

(5)  Includes  12,000 shares of Common Stock owned jointly with Mr.  Schneider's
     spouse.   Excludes 18,650 shares of Common Stock owned by  Mr.  Schneider's spouse  over which Mr. Schneider disclaims beneficial ownership and  31,449 shares  owned by RAS Securities Corp., a registered broker-dealer, acquired in  its ordinary course of business and over which Mr. Schneider has voting and dispositive power.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See  "Item  11.   Executive Compensation" with respect  to  the  Financial
Advisory Agreement entered into with the Investment Adviser.

      As described in "Item 1. Business," the Company invests from time to time jointly with affiliates of the Investment Adviser subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the SEC.

     The Company from time to time also effects securities sales to or purchases from affiliates of the Investment Adviser pursuant to a plan adopted in accordance with Rule 17a-7 under the 1940 Act.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1)  Financial Statements

          Reference is made to the Index to Financial Statements of Corporate Renaissance Group, Inc. included in Part II, Item 8, of this Report.

     (2)  Financial Statement Schedules

          All schedules for which provision is made in applicable regulations of the SEC are not required under the related instructions, are inapplicable or the required information has been included in the Financial Statements and therefore such schedules have been omitted.

     (3)  Exhibits

          Exhibit   Description of Exhibit

          1         Form of Amended and Restated Certificate of Incorporation(1)
          2         By-Laws, as amended(1)
          4         Form of Common Stock certificated(1)
          10.2      Revised  Form  of Financial Advisory Agreement  between  the
                    Company and M.D. Sass Investors Services, Inc.(1)
          16        Letter regarding change in Certifying Accountants(2)
          27.1      Financial Data Schedule (SEC use only)

_________________________
(1) Previously filed as an Exhibit of the same number to the Company's Registration Statement on Form N-2 (File No. 33-50424), and incorporated herein by reference.

(2) Previously filed as an Exhibit of the same number to the Company's Current Report on Form 8-K for event occurring December 12, 1994 and incorporated herein by reference.

(b)  Reports on Form 8-K

     None.

(c)  Item 601 Exhibits

     The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

(d)  Financial Statement Schedules

      The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has caused the report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORPORATE RENAISSANCE GROUP, INC.


                                     By: /s/ Martin D. Sass
                                     Martin D. Sass
                                     Chairman of the Board and
                                     Chief Executive Officer
Dated:  December 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures               Title                                   Date

/s/ Martin D. Sass
_____________________     Chairman of the Board, Chief        December 27, 1996
MARTIN D. SASS            Executive Officer and Director
                          (Principal Executive Officer)

/s/ Hugh R. Lamle
_____________________     Executive Vice President            December 27, 1996
HUGH R. LAMLE             and Director

/s/ James B. Rubin
_____________________     Senior Vice President               December 27, 1996
JAMES B. RUBIN            and Director

/s/ Martin E. Winter
_____________________     Secretary-Treasurer (Principal      December 27, 1996
MARTIN E. WINTER          Financial and Accounting Officer)

/s/ Thomas M. Garvin
_____________________     Director                            December 27, 1996
THOMAS M. GARVIN

/s/ Lawrence W. Leighton
_____________________     Director                            December 27, 1996
LAWRENCE W. LEIGHTON

/s/ Edward Lowenthal
_____________________     Director                            December 27, 1996
EDWARD LOWENTHAL

/s/ Daniel R. Mazziota
_____________________     Director                            December 27, 1996
DANIEL R. MAZZIOTA

/s/ Guy E. Waldvogel
_____________________     Director                            December 27, 1996
GUY E. WALDVOGEL