Form 10-Q
period 1996-12-31
CORPORATE RENAISSANCE GROUP INC
filed 1997-02-14
CIK 890399

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1996

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

The number of shares outstanding of the Registrant's common stock is 940,350 (as of December 31, 1996).


<PAGE 1>


CORPORATE RENAISSANCE GROUP, INC.

INDEX


                                                     Page

PART I - FINANCIAL INFORMATION

ITEM 1.


Statements of Assets and Liabilities as of December 31, 1996 and
September 30, 1996                                                     3


Statements of Operations and Changes in Net Assets for the Quarter ended
December 31, 1996 and December 31, 1995                                4


Statements of Cash Flows for the Quarters ended
December 31, 1996 and December 31, 1995                                5


Schedule of Investments, December 31, 1996                             6


Notes to Financial Statements                                          7


ITEM 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   11



PART II - OTHER INFORMATION                                           13


<PAGE 2>
CORPORATE RENAISSANCE GROUP, INC.
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                   1996            1996


ASSETS
Investments in securities, at market value
(cost $6,430,222 and $6,663,601 respectively)      $9,714,269       $9,217,962
Cash and cash equivalents                              12,611          509,257
Income taxes receivable                               344,152          345,511
Accrued interest receivable                                94              585
Other assets                                           39,246            6,247
                                                 ____________     ____________
Total Assets                                       10,110,372       10,079,562

LIABILITIES

Call options written, at market value (premiums
received $41,827 at September 30, 1996)                    --           61,425
Accounts payable and accrued expenses                  23,969           31,659
Deferred taxes payable                                829,062          749,609
                                                 ____________     ____________
Total liabilities                                     853,031          842,693
                                                 ____________     ____________
Net assets                                         $9,257,341       $9,236,869
                                                 ____________     ____________

NET ASSETS

Common stock, (par value $.01 per share
20,000,000 shares authorized:
956,100 shares issued and outstanding)                 $9,561           $9,561

Additional paid-in capital                          7,815,260        7,815,260

Treasury stock, at cost (15,750 shares)             (125,137)               --

Accumulated income (losses):
Accumulated net operating loss before security
transactions                                      (1,354,756)      (1,292,990)
Accumulated net realized gains from sale of
investments                                           772,373        1,049,765
Net unrealized appreciation of investments          2,140,040        1,655,273
                                                 ____________     ____________
                                                    1,557,657        1,412,048
                                                 ____________     ____________
Net assets                                         $9,257,341       $9,236,869
                                                 ____________     ____________

Net asset value per share of common stock outstanding   $9.84            $9.66
                                                   ____________     ____________

See notes to financial statements



<PAGE 3>


CORPORATE RENAISSANCE GROUP, INC
STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
(Unaudited)



                                               For the Quarter    For the Quarter
                                             Ended December 31,   Ended December 31,
                                                          1996            1995


Income:
Interest Income                                            $5,194        $15,341
                                                    _____________  _____________
Total investment income                                     5,194         15,341
                                                    _____________  _____________

Expenses:
Incentive fees                                                 --        224,128
Financial advisory fees                                    50,000         50,000
Investment banking fees                                     8,333         25,000
Professional fees                                          12,300         12,300
Insurance expense                                          14,000         18,747
Board of directors fees                                    12,500         12,500
Other operating expenses                                    3,530          2,949
                                                    _____________  _____________
Total expenses                                            100,663        345,624
                                                    _____________  _____________

Operating loss before income tax benefit                 (95,469)      (330,283)

Income tax benefit                                         33,703        129,723
                                                    _____________  _____________

Net operating loss before security transactions          (61,766)      (200,560)
                                                    _____________  _____________

NET REALIZED AND UNREALIZED GAINS FROM INVESTMENTS:
Net realized losses from sales of investments           (428,754)       (66,451)
Change in net unrealized appreciation of investments      749,285      1,883,420
Income tax expense arising from net realized gains
and net unrealized appreciation of investments          (113,156)      (719,890)
                                                    _____________  _____________
Net realized and unrealized gains on investments          207,375      1,097,079
                                                    _____________  _____________

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS     $145,609       $896,519
                                                    _____________  _____________

Net assets at beginning of period                      $9,236,869    $11,812,602
Net decrease in net assets resulting from
treasury stock purchases                                 (125,137)            --
                                                    _____________  _____________
Net assets at end of period                            $9,257,341    $12,709,121
                                                    _____________  _____________

Per Share Data:
Net operating loss before security transactions             $(.07)
$(.21)
Net realized gains/(losses) from sales of investments        (.29)
(.08)
Net unrealized appreciation of investments                    .51
1.22
Net gain on treasury stock transactions                       .03           --
                                                    _____________  _____________
Net increase in net asset value resulting from operations     .18
 .93
                                                    _____________  _____________
Net asset value per common share at beginning of period      9.66
12.36
                                                    _____________  _____________
Net asset value per common shares at end of period          $9.84
$13.29
                                                    _____________  _____________

See notes to financial statements



<PAGE 4>


CORPORATE RENAISSANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)




                                            For the QuarterEnded    For the Quarter Ended
                                             December 31, 1996      December 31, 1995


Cash Flows from Operating Activities:
Net increase in net assets resulting from operations      $145,609        $896,519
Adjustments to reconcile net increase in net assets
resulting from operations to net cash (used in) operating activiities:

Change in net unrealized appreciation of investments     (749,285)     (1,883,420)
Realized (gains) from sale of investments                  428,754          66,451
Deferred income tax provision                               79,453         712,985
(Increase) decrease in operating assets:
Income taxes receivable                                      1,359       (113,410)
Accrued interest receivable                                    491           2,724
Other assets                                              (32,999)        (55,254)
Increase (decrease) in operating liabilities:
Accrued incentive fee payable                                   --       (721,687)
Income taxes payable                                            --       (132,008)
Accounts payable and accrued expenses                      (7,690)        (15,088)
                                                     _____________   _____________
Net cash flows (used in) operating activities            (134,308)     (1,242,188)
                                                     _____________   _____________


Cash Flows from Investing Activities:
Purchase of securities                                   (237,201)       (772,893)
Net cash flows (used in) investing activities            (237,201)       (772,893)

Cash Flows from Financing Activities:
Purchase of treasury stock                               (125,137)              --
Net cash flows (used in) financing activities            (125,137)              --

Net (decrease) in cash and cash equivalents              (496,646)     (2,015,081)

Cash and Cash Equivalents, at the beginning of the period  509,257       2,093,863

Cash and Cash Equivalents, at the end of the period        $12,611         $78,782

Supplemental Disclosure:
Income taxes paid, net                                    $(1,359)        $122,600

See notes to financial statements



<PAGE 5>


CORPORATE RENAISSANCE GROUP, INC.
SCHEDULE OF INVESTMENTS (1)
December 31, 1996
(Unaudited)



SHARES        TYPE OF ISSUE                                                  % OF
OR FACE       AND NAME                       ORIGINAL         MARKET          NET
VALUE         OF ISSUER                          COST          VALUE       ASSETS

               Other Investments
               ______________________
               Common Stock
               ______________________


607,400   Computervision Corp. New          $3,177,562      $5,618,450     60.7%
40,176    OrNda Heathcorp (2)                  575,969       1,175,148     12.7%
148,824   Seaman Furnture Co., Inc.          2,676,691       2,920,671     31.5%
                                            __________      __________
          Total Investments                 $6,430,222       9,714,269
                                            __________      __________



Notes to Schedule of Investments:
<F1>
(1) The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing. See Note 1.

<F2>
(2) Effective January 30, 1997, OrNda Healthcorp merged with Tenet Healthcare Corp., in which the Company received 1.35 shares of Tenet for each share of OrNda.

See notes to financial statements


<PAGE 6>


CORPORATE RENAISSANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1996
(Unaudited)

1.   Organization and Operation of the Company

      Corporate Renaissance Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on June 19, 1992. The Company is a non-diversified, closed-end investment company which has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended by the Small Business Incentive Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies which the Company believes have viable existing businesses generating substantial revenues in established markets, and have recently completed or are in the process of undergoing financial restructuring ("Reorganized Companies") and where, as a result, the Company can ultimately obtain an equity position at a discount from market value for comparable companies that are not financially troubled. The Company's investments are generally not expected to produce meaningful levels of investment income. It is the Company's objective to select investment opportunities which the Company believes offer the potential for substantial capital appreciation.

      The Company completed its initial public offering and commenced operations on November 1, 1994. The Company consummated the initial public offering (the "Domestic Offering") and an overseas offering (the "Overseas Placement") of 956,000 shares at $10.00 per share. Pursuant to the Domestic Offering, 600,000 shares were sold; 356,000 shares were sold in the Overseas Placement. The net proceeds to the Company of both the Domestic Offering and Overseas Placement were $7,823,821 after deducting all costs associated with the registration and offering, resulting in an initial net asset value per share of $8.18.

      On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of December 31, 1996, 15,750 shares have been repurchased pursuant to this program at an average cost of $7.93 per share.

2.   Significant Accounting Policies

   a.          Valuation of Securities

      The Company's securities which are subject to last-sale reporting are valued by reference to the market price on a national securities exchange or as reported on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System. Other unlisted securities are valued at representative "bid" quotations if held long by the Company and representative "asked" quotations if held short by the Company. The value of securities for which market quotations are not readily available and securities as to which the Company believes the method of valuation set forth above does not fairly reflect market value are determined by one or more independent third parties selected by the Investment Advisor.


<PAGE 7>



   b.           Recognition  of  Security Transactions  and  Related  Investment
   Income

      Security transactions are recorded on the date the order to buy or sell is executed (the trade date). Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The net realized gains and losses in sales of securities are determined on a first in, first out or specific identification basis.

     c.   Accounting for Foreign Exchange Gains and Losses

      Investments denominated in foreign currencies are translated into U.S. dollars at the closing foreign exchange rate. Resulting foreign exchange gains and losses are reflected in the change in net unrealized appreciation of investments.

     d.   Income Taxes

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at December 31, 1996 for federal income tax purposes and financial reporting purposes was the same.

     e.   Cash and Cash Equivalents

      For the purpose of reporting cash flows, cash and cash equivalents consist of cash and short-term interest-bearing deposits.

3.   Income Taxes

      The components of income tax expense on pre-tax gain of $225,062 are as follows:


Federal:

                    Deferred                  $  75,011
                                              _________
                                                 75,011

State and Local:

                    Deferred                     4,442
                                              _________
                                                 4,442

                                 Total        $  79,453
                                              _________



<PAGE 8>



      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore create a temporary difference. The components of the Company's deferred income tax liability are comprised of the following:

3.   Income Taxes (continued)


           Deferred tax liability:
           Net unrealized appreication on investment   $1,159,358
           Deferred tax assets:
           Net operating loss carryforwards              (330,296)
                                                        __________
           Net deferred tax liability                     $829,062
                                                        __________




     The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same.

4.   Financial Advisory and Investment Banking Fees and
     Other Transactions with Affiliates and Related Parties

       The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). Upon completion of the Company's offering of its common shares, the Company entered into a two-year Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser receives a base fee $200,000 per annum for furnishing the Company with administrative services, including necessary executive, administrative, international accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at December 31, 1996.

      The Company was party to an investment banking agreement with UI USA, Inc. for a period of one year which ended on October 31, 1996. Pursuant to this agreement, UI USA furnished investment banking services to the Company for a fee of $100,000 per annum. Such services consisted of assisting the Company and Investment Adviser in the evaluation, structuring and negotiation of investment opportunities. The Company paid $8,333 for such services covering the period from October 1, 1996, through the date of termination of the agreement.


<PAGE 9>


5.   Board of Directors Fees

      The Company pays each of its five independent directors an annual fee of $10,000 for their services.

6.   Investment Transactions

      As of December 31, 1996, the accumulated unrealized appreciation on investments was $3,284,047.

7.   Concentration of Credit Risk and Off-Balance Sheet Risk

      The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterparty or the Company's regulated clearing brokers cannot fulfill their contractual obligations.

     The Company's activities with off balance sheet risk include the writing of traded options. The Company is subject to market risks associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset of then bears the risk of unfavorable changes in the price of the stock index underlying the option.


<PAGE 10>



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains, in addition to historical information, forward-looking statements regarding Corporate Renaissance Group, Inc. (the "Company"), which represents the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risk and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Report and the Company's other filings with the Securities and Exchange Commission.


Liquidity and Capital Resources

      The Company is a non-diversified, closed-end management investment company which has elected to be treated as a special type of investment company known as a business development company under the Investment Company Act of 1940 (the "1940 Act") as amended by the Small Business Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies ("Portfolio Investment") which the Company believes have viable existing businesses generating substantial revenues in established markets, but which have recently completed, are in the process of undergoing or are likely to undergo a financial restructuring pursuant to bankruptcy or reorganization proceedings or on a negotiated basis outside of bankruptcy or reorganization proceedings (a "Reorganized Company") and where, as a result, the Company can ultimately obtain an equity position (either common or preferred stock) at a discount from market value for comparable companies that are not financially troubled. Such investments are not generally available to the public because they require large financial commitments and, in some cases, managerial assistance. The Company may make these investments either on its own or, more likely, jointly with other investors, including investment partnerships managed or advised by M.D. Sass Investors Services, Inc. (the "Investment Adviser") and its affiliates. Any investments with affiliates of the company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the Securities and Exchange Commission in November 1994. A portion of the Company's portfolio is invested in other securities, including securities of financially distressed companies, where the Company believes that it can generate capital appreciation by engaging portfolio trading.

     The Company has retained the Investment Adviser as the Company's investment adviser to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser. The activities of the Investment Adviser on behalf of the Company are subject to supervision by the independent directors of the Company.

      The Company's primary source of working capital is funds generated from investment activities. At December 31, 1996, the Company had cash and cash equivalents of $12,611, as compared to cash and cash equivalents of $509,257 at September 30, 1996. The decline in cash and cash equivalents was a result of the use of cash equivalents to make additional investments and pay certain operating expenses during the period.

<PAGE 11>

Results of Operations

      Quarter ended December 31, 1996 as compared to quarter ended December 31, 1995

     During the quarter ended December 31, 1996, the Company had interest income of $5,194 as compared to interest income of $15,341 in the 1995 quarter. The decline in interest income reflects the increased percentage of the Company's assets invested in other than cash or cash equivalents. Operating expenses during the 1996 quarter were $100,603 as compared to $345,624 in the 1995 period. This decrease is attributable to $224,128 in incentive fees payable to the Investment Adviser accrued during the 1995 quarter as compared to $0 in the 1996 quarter. For the quarter ended December 31, 1996, the Company had a pre-tax operating loss and a net operating loss of $95,469 and $61,766, respectively, as compared to a pre-tax loss and net operating loss for the 1995 quarter of $330,283 and $200,560, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

      During the quarter ended December 31, 1996, the Company had net realized losses from sale of investments of $428,754 as opposed to net realized losses from sale of investments of $66,451 during the 1995 quarter. For the quarter ended December 31, 1996, the Company had net unrealized appreciation of
investments  of  $749,285,  as  compared  to  net  unrealized  appreciation   of
investments of $1,883,420 in the 1995 quarter. For the 1996 quarter, the Company had net realized and unrealized gains on investments of $207,375, as compared to net realized and unrealized gains on investments of $1,097,079 for the 1995 quarter and, after giving effect to net operating losses, an increase in net assets resulting from operations of $145,609 in the 1996 quarter, as compared to a net increase in net assets resulting from operations of $896,519 in the 1995 quarter.

      On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. As of December 31, 1996, the Company had purchased 15,750 shares pursuant to this program at an average cost of $7.93 per share.

     Net Asset Value

      At December 31, 1996, the Company had a net asset value of $9.84 per share of Common Stock, an increase of $.18 per share from net asset value at September 30, 1996 of $9.66 per share.


<PAGE 12>


PART II - OTHER INFORMATION

1.   Legal Proceedings
     Not applicable.

2.   Changes in Securities
     Not applicable.

3.   Default Upon Senior Securities
     Not applicable.

4.   Submission of Matters to a Vote of Security Holders
     Not applicable.

5.   Other Information
     Not applicable.

6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 27.1 Financial Data Schedule (SEC Use Only).

     (b)  Reports on Form 8-K - None.


<PAGE 13>


                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 1996      CORPORATE RENAISSANCE GROUP, INC.



                              By:               /s/Martin D. Sass
                                      _______________________________________
                                      Martin D. Sass, Chairman of the Board and
                                      Chief Executive Officer



                              By:             /s/Martin E. Winter
                                      _______________________________________
                                      Martin E. Winter, Secretary-Treasurer
                                      (Principal Financial and Accounting
                                       Officer)


<PAGE 14>