Form 10-Q
period 1997-03-31
CORPORATE RENAISSANCE GROUP INC
filed 1997-05-14
CIK 890399

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997
OR

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

1185 Avenue of the Americas
18th Floor
York, New York                                              10036
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (212) 730-2000


Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  [X]     No  [ ]

The number of shares outstanding of the Registrant's common stock is 940,350 (as of March 31, 1997).

<PAGE 1>


CORPORATE RENAISSANCE GROUP, INC.
INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.

Statements of Assets and Liabilities
as of March 31, 1997 and September 30, 1996                                   3

Statements of Operations and Changes in
Net Assets for the Quarters ended March 31,
1997 and March 31, 1996 and for the Six
Months ended March 31, 1997 and March 31, 1996                                4

Statements of Cash Flows for the Six Months
ended March 31, 1997 and March 31, 1996                                       5

Schedule of Investments, March 31, 1997                                       6

Notes to Financial Statements                                              7-10


ITEM 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations                                11

PART II - OTHER INFORMATION


<PAGE 2>


                        CORPORATE RENAISSANCE GROUP, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (Unaudited)


                                                    3/31/97         9/30/96

ASSETS
Investments in securities,
at market value (cost
$6,277,452 and $6,663,601
respectively)                                     $7,092,255     $9,217,962
Cash and cash equivalents                            258,130        509,257
Income taxes receivable                              344,152        345,511
Accrued interest receivable                              404            585
Other assets                                          27,497          6,247
                                                    ___________   _____________
Total Assets                                        7,722,438     10,079,562

LIABILITIES
Call options written, at
market value (premiums
received $41,827 at
September 30, 1996)                                        -         61,425
Accounts payable and
accrued expenses                                       3,555         31,659
Deferred taxes payable                                12,149        749,609
                                                    ___________   _____________
Total liabilities                                     15,704        842,693
                                                    ___________   _____________

Net assets                                          $7,706,734    $9,236,869
                                                    ___________   _____________
                                                    ___________   _____________


COMMITMENTS AND
CONTINGENCIES (NOTE 8)

NET ASSETS

Common stock (par value
$.01 per share 20,000,000
shares authorized; 956,100
shares issued and outstanding)                      $  9,561      $   9,561

Additional paid-in capital                          7,815,260     7,815,260
Treasury stock, at cost
(15,750 shares)                                     (125,137)             -
Accumulated income (losses):
Accumulated net operating loss
before security transactions                        (1,414,138)   (1,292,990)
Accumulated net realized gains
from sale of investments                             897,386      1,049,765
Net unrealized appreciation of
investments                                          523,802      1,655,273
                                                    ___________   _____________
                                                       7,050      1,412,048
                                                    ___________   _____________
Net assets                                          $7,706,734    $9,236,869
                                                    ___________   _____________
                                                    ___________   _____________


Net asset value per share
of common stock outstanding                         $   8.20      $    9.66
                                                    ___________   _____________
                                                    ___________   _____________

See notes to financial statements

<PAGE 3>


                        CORPORATE RENAISSANCE GROUP, INC
               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
                                   (Unaudited)

                                       Quarter   Quarter   Six Months Six Months
                                         Ended     Ended      Ended      Ended
                                        3/31/97   3/31/96   3/31/97    3/31/96
                                        _______   _______   _______    ________
Income:
Interest Income                         $2,957    $2,332    $ 8,151   $ 17,673
                                        ______    ______    _______   ________

Total investment income                  2,957     2,332      8,151     17,673
                                        ______     ______   ________   _______

Expenses:
Incentive fees                               -         -          -    224,128
Financial advisory fees                 50,000    50,000    100,000    100,000
Investment banking fees                      -    25,000      8,333     50,000
Professional fees                       12,300    15,300     24,600     27,600
Insurance expense                       11,750    18,500     25,750     37,247
Board of directors fees                 12,500    12,500     25,000     25,000
Other operating expenses                 5,674     9,787      9,204     12,736
                                        ______    ______    _______    _______
Total expenses                          92,224    131,087   192,887    476,711
                                        ______    _______   _______    _______

Operating loss before
income tax benefit                     (89,267) (128,755)  (184,736)  (459,038)

Income tax benefit                      29,885    45,454     63,588    175,177
                                        ______    ______     ______    _______

Net operating loss before
security transactions                  (59,382)  (83,301)  (121,148)  (283,861)
                                        ________  ________   ________ _________

NET REALIZED AND UNREALIZED
GAINS/(LOSSES) FROM INVESTMENTS:
Net realized gains/(losses)
from sales of investments          190,992     (59,541)   (237,762)   (125,992)
Change in net unrealized
(depreciation) of
investments                     (2,469,245) (3,683,282) (1,719,960) (1,799,862)
Income tax benefit arising
from net realized gains/
(losses) and net unrealized
(depreciation) of investments      787,028   1,321,318     673,872     601,428
                                   _______   _________     _______     _______

Net realized and unrealized
(losses) on investments        (1,491,225)  (2,421,505) (1,283,850) (1,324,426)
                                __________     __________     __________     __________
NET (DECREASE) IN
NET ASSETS RESULTING
FROM OPERATIONS           $(1,550,607)  $(2,504,806) $(1,404,998)  $(1,608,287)
                          ____________   ____________  ___________  __________
Net assets at beginning
of period                   9,257,341    12,709,121    9,236,869    11,812,602
Net decrease in net assets
resulting from treasury
stock purchases                    -             -      (125,137)            -
                          __________    __________     __________   __________

Net assets at
end of period             $7,706,734    $10,204,315   $7,706,734   $10,204,315
                            __________   __________   __________    __________
                            __________   __________   __________    __________

Per Share Data:
Net operating loss before
security transactions                   $(.06)    $(.09)    $ (.13)   $  (.30)
Net realized gains/(losses)
from sales of investments                  .13     (.04)      (.16)      (.12)
Net unrealized
(depreciation) of investments           (1.71)    (2.49)     (1.20)     (1.27)
Net gain on treasury
stock transactions                           -         -        .03          -
                                      ________   ________  ________   ________
Net (decrease) in net asset
value resulting from operations         (1.64)    (2.62)     (1.46)     (1.69)
Net asset value per common
share at beginning of period              9.84     13.29       9.66      12.36
                                        _______   ______     ______      _____

Net asset value per common
share at end of period                  $8.20    $10.67      $8.20      $10.67
                                        ______    ______     ______     ______
                                        ______    ______     ______     ______

<PAGE 4>


                        CORPORATE RENAISSANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                   SIX MONTHS    SIX MONTHS
                                                        ENDED         ENDED
                                                      3/31/97       3/31/96
                                                   ____________ ____________

Cash Flows from Operating Activities:
Net (decrease) in net assets
resulting from operations                          $(1,404,998)  $(1,608,287)

Adjustments to reconcile
net increase in net assets
resulting from operations
to net cash (used in)
operating activiities:
Change in net unrealized
depreciation of investments                          1,719,960     1,799,862
Realized losses from
sale of investments                                    237,762       125,992
Deferred income tax (benefit)                         (737,460)     (587,314)

(Increase)/decrease in
operating assets:
Income taxes receivable                                  1,359      (179,884)
Accrued interest receivable                                181         2,900
Other assets                                           (21,250)      (36,842)

Increase/(decrease) in
operating liabilities:
Accrued incentive fee payable                                -      (996,947)
Income taxes payable                                         -      (132,008)
Due to broker                                                -       353,724
Accounts payable and
accrued expenses                                       (28,104)         (712)
                                                       _________    _________
Net cash flows (used in)
operating activities                                  (232,550)   (1,259,516)
                                                    _____________  __________

Cash Flows from
Investing Activities:
Purchase of securities                                (237,201)   (1,671,666)
Proceeds from sale of
securities                                             343,761       800,368
Proceeds from securities
sold short, not yet
purchased                                                    -        36,951
                                                      ___________   _________
Net cash flows provided
by (used in) investing
activities                                              106,560     (834,347)
                                                      ____________   __________

Cash Flows from Financing
Activities:
Purchase of treasury stock                             (125,137)             -
                                                      __________    __________
Net cash flows (used in)
financing activities                                   (125,137)             -
                                                     ___________   ___________
Net (decrease) in cash
and cash equivalents                                   (251,127)   (2,093,863)

Cash and Cash Equivalents,
at the beginning of the period                          509,257     2,093,863
                                                       __________    __________

Cash and Cash Equivalents,
at the end of the period                                258,130             0
                                                       __________   __________
                                                       __________   ___________

Supplemental Disclosure:
Income taxes paid/(refunded)                           $ (1,359)     $ 122,600
                                                       __________   __________
                                                       __________   __________



See notes to financial statements

<PAGE 5>


                        CORPORATE RENAISSANCE GROUP, INC.
                          SCHEDULE OF INVESTMENTS  (1)
                                 MARCH 31, 1997
                                   (Unaudited)


SHARES OR   TYPE OF ISSUE                                                 % OF
FACE        AND                                    ORIGINAL      MARKET    NET
VALUE       NAME OF ISSUER                             COST       VALUE ASSETS

        Reorganized Companies
        Common Stock

607,400 Computervision Corp. New                  $3,177,562  $3,264,775  42.4%
                                                  __________  __________
        Total Reorganized Companies               3,177,562    3,264,775
                                                  __________  __________

        Other Investments
        Common Stock

40,602  Tenet Healthcare Corp.  (2)                 423,199     999,824   13.0%
148,824 Seaman Furniture Co., Inc.                2,676,691   2,827,656   36.7%
                                                  __________ __________

        Total Other Investments                  3,099,980    3,827,480
                                                 __________   __________

                     Total Investments          $6,277,452   $7,092,255
                                                __________    __________
                                                __________    __________


Notes to Schedule of Investments

(FOOTNOTE   1)    The  above  investments  are  non-income  producing.    Equity
investments  that  have  not paid dividends within the last  twelve  months  are considered to be non-income producing.  See Note 1.

(FOOTNOTE  2)   Effective  January 30, 1997, OrNda Healthcorp  merged  withTenet
Healthcare  Corp., in which the Company received 1.35 shares of Tenet  for  each share of OrNda.

                        See notes to financial statements

<PAGE 6>


                        CORPORATE RENAISSANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)

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

      On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of March 31, 1997, 15,750 shares have been repurchased at an average cost of $7.93 per share.

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

     d.   Income Taxes

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at March 31, 1997 for federal income tax purposes and financial reporting purposes was the same.

     e.   Cash and Cash Equivalents

      For the purpose of reporting cash flows, cash and cash equivalents consist of cash and short-term interest-bearing deposits.

3.   Income Taxes

     The components of income tax (benefit) on pre-tax book loss of $2,142,458 are as follows:

     Federal:

                   Deferred                  $  (714,058)
                                             ___________
                                                (714,058)
                                             ___________

     State and Local:

                   Deferred                     (23,402)
                                             ___________
                                                (23,402)
                                             ___________
                                Total        $  (737,460)
                                             ___________
                                             ___________

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

Deferred tax liability:
Net unrealized appreciation on investment      $271,565
Deferred tax asset:
Net operating loss carryforwards               (259,416)
                                               _________
     Net deferred tax liability                $ 12,149

     The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same.


<PAGE 8>


4.   Financial Advisory and Investment Banking Fees and
     Other Transactions with Affiliates and Related Parties

       The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). Upon completion of the Company's offering of its common shares, the Company entered into a Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser receives a base fee of $200,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser receives an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at March 31, 1997.

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

5.   Board of Directors Fees

      The Company pays each of its five independent directors an annual fee of $10,000 for the directors' services as such.

6.   Investment Transactions

      As  of  March  31,  1997,  the  accumulated   unrealized  appreciation  of
investments was $814,803.

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


<PAGE 9>


8.   Commitments and Contingencies

      In March 1997, a non-binding letter of intent was entered into between Computervision Corporation ("CVN") and the Investment Adviser pursuant to which the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Sass Group") would purchase a 51% interest in CVN's Open Service Solutions business unit ("OSS") in exchange for $30 million in cash and a $25 million Preferred Note. The transaction is subject to financing and customary closing conditions. In addition, the Sass Group will be granted options to purchase up to an additional 25% of CVN's remaining 49% interest in OSS.


<PAGE 10>


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains, in addition to historical information, forward-looking statements regarding Corporate Renaissance Group, Inc. (the "Company"), which represents the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risk and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Report and the Company's other filings with the Securities and Exchange Commission (the "Commission").

Liquidity and Capital Resources

      The Company is a non-diversified, closed-end management investment company which has elected to be treated as a special type of investment company known as a business development company under the Investment Company Act of 1940 (the "1940 Act") as amended by the Small Business Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies ("Portfolio Investment") which the Company believes have viable existing businesses generating substantial revenues in established markets, but which have recently completed, are in the process of undergoing or are likely to undergo a financial restructuring pursuant to bankruptcy or reorganization proceedings or on a negotiated basis outside of bankruptcy or reorganization proceedings (a "Reorganized Company") and where, as a result, the Company can ultimately obtain an equity position (either common or preferred stock) at a discount from market value for comparable companies that are not financially troubled. Such investments are not generally available to the public because they require large financial commitments and, in some cases, managerial assistance. The Company may make these investments either on its own or, more likely, jointly with other investors, including investment partnerships managed or advised by M.D. Sass Investors Services, Inc. (the "Investment Adviser") and its affiliates. Any investments with affiliates of the company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the Commission in November 1994. A portion of the Company's portfolio is invested in other securities, including securities of financially distressed companies, where the Company believes that it can generate capital appreciation by engaging portfolio trading.

     The Company has retained the Investment Adviser as the Company's investment adviser to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser. The activities of the Investment Adviser on behalf of the Company are subject to supervision by the independent directors of the Company.

      The Company's primary source of working capital is funds generated from investment activities. At March 31, 1997, the Company had cash and cash equivalents of $258,130, as compared to cash and cash equivalents of $509,257 at September 30, 1996. The decline in cash and cash equivalents was a result of the use of cash equivalents to make additional investments and pay certain operating expenses during the period.

      In addition, on November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. As of March 31, 1997, the Company had purchased 15,750 shares pursuant to this program at an average cost of $7.93 per share.


<PAGE 11>


Results of Operations

Quarter ended March 31, 1997 as compared to quarter ended March 31, 1996

     During the quarter ended March 31, 1997, the Company had interest income of $2,957, as compared to interest income of $2,332 in the 1996 quarter. Operating expenses during the 1997 quarter were $92,224, as compared to $131,087 in the 1996 quarter. This decrease is primarily attributable to fees payable to an investment banking firm accrued during the 1996 quarter, pursuant to an Investment Banking Agreement which expired in October 1996. For the quarter ended March 31, 1997, the Company had a pre-tax operating loss and a net operating loss of $89,267 and $59,382, respectively, as compared to a pre-tax loss and net operating loss for the 1996 quarter of $128,755 and $83,301, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

     During the quarter ended March 31, 1997, the Company had net realized gains from sale of investments of $190,992, as opposed to net realized losses from sale of investments of $59,541 during the 1996 quarter. For the quarter ended March 31, 1997, the Company had net unrealized depreciation of investments of $2,469,245, as compared to net unrealized depreciation of investments of $3,683,282 in the 1996 quarter, both representing declines in market value of certain portfolio investments. For the 1997 quarter, the Company had net realized and unrealized losses on investments of $1,491,225, as compared to net realized and unrealized losses on investments of $2,421,505 for the 1996 quarter and, after giving effect to net operating losses, a decrease in net assets resulting from operations of $1,550,607 in the 1997 quarter, as compared to a decrease in net assets resulting from operations of $2,504,806 in the 1996 quarter.

Six months ended March 31, 1997 as compared to six months ended March 31, 1996

     During the six months ended March 31, 1997, the Company had interest income of $8,151, as compared to interest income of $17,673 in the 1996 period. The decline in interest income reflects the increased percentage of the Company's assets invested in other than cash or cash equivalents. Operating expenses during the 1997 period were $192,887, as compared to $476,711 in the 1996 period. This decrease is primarily attributable to $224,128 in incentive fees payable to the Investment Adviser accrued during the 1996 period, as compared to $0 in the 1997 period and a decrease payable pursuant to an Investment Banking Agreement from $50,000 in the 1996 period to $8,333 in the 1997 period. For the six months ended March 31, 1997, the Company had a pre-tax operating loss and a net operating loss of $184,736 and $121,148, respectively, as compared to a pre-tax loss and net operating loss for the 1996 period of $459,038 and $283,861, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

      During the six months ended March 31, 1997, the Company had net realized losses from sale of investments of $237,762, as opposed to net realized losses from sale of investments of $125,992 during the 1996 period. For the six months ended March 31, 1997, the Company had net unrealized depreciation of investments of $1,719,960, as compared to net unrealized depreciation of investments of $1,799,862 in the 1996 period. For the 1997 period, the Company had net realized and unrealized losses on investments of $1,283,850, as compared to net realized and unrealized losses on investments of $1,324,426 for the 1996 period and, after giving effect to net operating losses, a decrease in net assets resulting from operations of $1,404,998 in the 1997 period, as compared to a decrease in net assets resulting from operations of $1,608,287 in the 1996 period.


<PAGE 12>


Net Asset Value

      At March 31, 1997, the Company had a net asset value of $8.20 per share of Common Stock, a decrease of $1.46 per share from net asset value at September 30, 1996 of $9.66 per share.

PART II - OTHER INFORMATION


1.   Legal Proceedings

     Not applicable.


2.   Changes in Securities

     Not applicable.


3.   Default Upon Senior Securities

     Not applicable.


4.   Submission of Matters to a Vote of Security Holders

     (a) On February 19, 1997, the Company held its Annual Meeting of Stockholders (the "Meeting").

     (b)  Not applicable.

     (c)  At the Meeting, the following matters were voted upon:

          (i)  Election of Directors.

     The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                                    Withhold
     Name                          For              Authority

     Martin D. Sass             692,455             10,100
     Hugh R. Lamle              692,655              9,900
     James B. Rubin             659,655             22,900
     Thomas M. Garvin           659,655             22,900
     Lawrence W. Leighton       692,655              9,900
     Edward Lowenthal           692,655              9,900
     Daniel E. Mazziota         692,655              9,900
     Guy E. Waldvogel           659,655             22,900


<PAGE 13>


          (ii) Ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending September 30, 1997.

               With respect to the foregoing matter, 701,555 shares voted in favor, 1,000 shares against and 0 shares abstained. There were no broker non-votes.


5.   Other Information

      In March 1997, a non-binding letter of intent was entered into between Computervision Corporation ("CVN") and the Investment Adviser pursuant to which the Investment Adviser and certain of its affiliates, including the Company, would purchase a 51% interest in CVN's Open Service Solutions business unit ("OSS") in exchange for $30 million in cash and a $25 million Preferred Note. The transaction is subject to financing and customary closing conditions. In addition, the Investment Adviser will be granted options to purchase up to an additional 25% of CVN's remaining 49% interest in OSS.

      The Investment Adviser and certain of its affiliates, including the Company, hold approximately 16% of CVN's outstanding capital stock. In April, 1997, James B. Rubin, the Company's Senior Vice President and an officer of the Investment Adviser, was elected to the Board of Directors of CVN.


6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None.

     (b)  Reports on Form 8-K - None.


<PAGE 14>


                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997       CORPORATE RENAISSANCE GROUP, INC.



                          By:/s/ Martin D. Sass
                          ______________________________________________
                             Martin D. Sass, Chairman of the Board and
                             Chief Executive Officer



                          By:/s/ Martin E. Winter
                          ______________________________________________
                             Martin E. Winter, Secretary-Treasurer
                             (Principal Financial and Accounting Officer)


<PAGE 15>