Form 10-Q
period 1997-06-30
CORPORATE RENAISSANCE GROUP INC
filed 1997-08-14
CIK 890399

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997
OR

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

The number of shares outstanding of the Registrant's common stock is 940,350 (as of June 30, 1997).


<PAGE 1>


CORPORATE RENAISSANCE GROUP, INC.
INDEX

PART I - FINANCIAL INFORMATION
ITEM 1.
Statements of Assets and Liabilities as of June 30, 1997 and
September 30, 1996                           <Page 3>

Statements of Operations and Changes in Net Assets for the Quarters ended June 30, 1997 and June 30, 1996 and for the Nine Months ended June 30, 1997
and June 30, 1996                            <Page 4>

Statements of Cash Flows for the Nine Months ended June 30, 1997 and
June 30, 1996                                <Page 5>

Schedule of Investments, June 30, 1997       <Page 6>

Notes to Financial Statements                <Page 7>

ITEM 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations         <Page 11>

PART II - OTHER INFORMATION                 <Page 14>


<PAGE 2>


CORPORATE RENAISSANCE GROUP, INC.
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

                                                       JUNE/30/97     SEP/30/96


ASSETS
Investments in securities, at market value
(cost $5,996,093 and $6,663,601 respectively)          $6,034,915    $9,217,962
Cash and cash equivalents                              1,214,738       509,257
Income taxes receivable                                   9,755        345,511
Accrued interest receivable                               1,681            585
Other assets                                             15,747          6,247
                                                     ____________  ___________
Total Assets                                           7,276,836      10,079,562

LIABILITIES
Call options written, at market value
(premiums received $41,827 at September 30, 1996)             -         61,425
Accounts payable and accrued expenses                    15,477         31,659
Deferred taxes payable                                        -        749,609
                                                       _______________________
Total liabilities                                        15,477        842,693
                                                       _______________________
Net assets                                             $7,261,359    $9,236,869
                                                       _______________________

COMMITMENTS AND CONTINGENCIES
(NOTE 8)

NET ASSETS

Common stock (par value $.01 per share
20,000,000 shares authorized;
956,100 shares issued and outstanding)                 $  9,561      $   9,561

Additional paid-in capital                             7,815,260      7,815,260
Treasury stock, at cost (15,750 shares)                (125,137)             -
Accumulated income (losses):
Accumulated net operating loss
before security transactions                          (1,470,992)    (1,292,990)
Accumulated net realized gains
from sale of investments                               1,166,558      1,049,765
Net unrealized appreciation of
investments                                            (133,891)      1,655,273
                                                       _______________________
                                                       (438,325)      1,412,048
                                                       _______________________
Net assets                                             $7,261,359    $9,236,869
                                                       _______________________

Net asset value per share of
common stock outstanding                               $   7.72      $    9.66
                                                       ____________   ___________

See notes to financial statements

<PAGE 3>


CORPORATE RENAISSANCE GROUP, INC
STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
(Unaudited)

                                         QUARTER   QUARTER    9 MONTHS 9 MONTHS
                                         ENDED     ENDED      ENDED    ENDED
                                         6/30/97   6/30/96    6/30/97  6/30/96
Income:
 Interest Income                         $9,434    $  525    $17,585   $18,198
                                         ____________________________________
Total investment income                   9,434       525    17,585    18,198
                                         ____________________________________
Expenses:
Incentive fees                                -         -         -    224,128
Financial advisory fees                  50,000    50,000    150,000   150,000
Investment banking fees                       -    25,000     8,333    75,000
Professional fees                        12,300    13,200    36,900    40,800
Insurance expense                        11,750    18,500    37,500    55,747
Board of directors fees                  12,500    12,500    37,500    37,500
Other operating expenses                  8,159    15,704    17,363    28,440
                                         ____________________________________
Total expenses                           94,709    134,904   287,596   611,615
                                         ____________________________________

Operating loss before
income tax benefit                       (85,275)  (134,379) (270,011)(593,417)

Income tax benefit                       28,421    47,440    92,009    222,617
                                         ____________________________________

Net operating loss before
security transactions                    (56,854)  (86,939)(178,002) (370,800)
                                         ____________________________________

NET REALIZED AND UNREALIZED
GAINS/(LOSSES) FROM INVESTMENTS:
Net realized gains/(losses)
from sales of investments                403,731  (1,123,784) 165,969  (1,249,776)

Change in net unrealized
(depreciation) of investments           (775,980)  449,937 (2,495,940) (1,349,925)

Income tax (expense)/benefit
arising from net realized gains
/(losses) and net unrealized
(depreciation) of investments            (16,272)  237,886   657,600   839,314
                                         ____________________________________

Net realized and unrealized
(losses) on investments                (388,521) (435,961) (1,672,371) (1,760,387)
                                         ____________________________________
NET (DECREASE) IN NET
ASSETS RESULTING FROM
OPERATIONS                           $(445,375) $(522,900) $(1,850,370) $(2,131,187)
                                         ____________________________________

Net assets at beginning of period    7,706,734  10,204,315  9,236,869  11,812,602
Net decrease in net assets resulting
from treasury stock purchases                 -         -    (125,137)      -

                                         ____________________________________
Net assets at end of period          $7,261,359  $9,681,415 $7,261,359 $9,681,415
                                    _________________________________________

Per Share Data:
Net operating loss before
security transactions                $(.06)   $(.09)      $(.19)     $(.39)
Net realized gains/(losses)
from sales of investments              .28     (.76)       (.12)      (.88)
Net unrealized (depreciation)
of investments                        (.70)     .31       (1.90)      (.96)
Net gain on treasury stock
transactions                            -        -          .03         -
                                     _________________________________________

Net (decrease) in net asset value
resulting from operations              (.48)    (.54)      (1.94)    (2.23)
Net asset value per common
share at beginning of period            8.20    10.67       9.66      12.36
                                         _______________________________________
Net asset value per common
     share at end of period            $7.72   $10.13       $7.72    $10.13
                                         _______________________________________

See notes to financial statements

<PAGE 4>


CORPORATE RENAISSANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                    NINE MONTHS      NINE MONTHS
                                                  ENDED 6/30/97    ENDED 6/30/96

Cash Flows from Operating Activities:
Net (decrease) in net assets
 resulting from operations                           $(1,850,373)      $(2,13
1,187)
Adjustments to reconcile net increase
in net assets resulting from operations
 to net cash (used in) operating activiities:
Change in net unrealized depreciation
of investments                                       2,495,940         1,349,925
Realized (gains)/losses from sale
of investments                                       (165,969)         1,249,776
Deferred income tax (benefit)                        (749,609)         (541,020)
(Increase)/decrease in operating assets:
Income taxes receivable                                335,756         (346,908)
Accrued interest receivable                            (1,096)          2,900
Other assets                                           (9,500)         (18,766)
Increase/(decrease) in operating liabilities:
Accrued incentive fee payable                                -         (996,947)
Income taxes payable                                         -         (132,008)
Accounts payable and accrued expenses                 (16,182)          7,189
                                                     ____________   ____________
Net cash flows provided by/
(used in) operating activities                          38,967      (1,557,046)
                                                     ____________   ____________
Cash Flows from Investing Activities:
Purchase of securities                               (238,729)     (2,595,704)
Proceeds from sale of securities                     1,030,380      3,026,288
Proceeds from securities sold short,
not yet Purchased                                            -         36,951
                                                  ____________      ____________
Net cash flows provided by investing
activities                                             791,651         467,535
                                                     ____________   ___________

Cash Flows from Financing Activities:
Purchase of treasury stock                           (125,137)              -
                                                     ____________   ____________
Net cash flows (used in) financing activities        (125,137)              -
                                                     ____________   ____________

Net increase/(decrease) in cash
and cash equivalents                                   705,481      (1,089,511)

Cash and Cash Equivalents, at the
beginning of the period                                509,257         2,093,863
                                                     ____________   ____________
Cash and Cash Equivalents, at the
end of the period                                    1,214,738         1,004,352
                                                     ____________    ___________
Supplemental Disclosure:
      Income taxes paid/(refunded)                   $(335,756)        $367,806
                                                     ____________    ___________
Interest paid                                        $       -         $8,824
                                                     ____________    __________

See notes to financial statements

<PAGE 5>


CORPORATE RENAISSANCE GROUP, INC.
SCHEDULE OF INVESTMENTS(1)
JUNE 30, 1997
(Unaudited)

Shares
Or         Type of Issue                                                        % Of
Face       and                             Original     Market                  Net
Value      Name of Issuer                  Cost         Value                   Assets

           Reorganized Companies
           Common Stock

607,400      Computervision Corp. New       $3,179,089     $ 2,809,225    38.7%

  Total Reorganized Companies                3,179,089       2,809,225




           Other Investments
           Common Stock

15,352     Tenet Healthcare Corp. (2)          140,313        453,843      6.3%
148,824    Seaman Furniture Co., Inc.        2,676,691      2,771,847     38.2%

  Total Other Investments                    2,817,004      3,225,690

    Total Investments                      $ 5,996,093    $ 6,034,915

See notes to financial statements
____________________
Notes to Schedule of Investments
(1)  The above investments are non-income producing.  Equity investments that have not paid dividends within the last twelve months are considered to be non-
income producing.  See Note 1.
(2)  Effective January 30, 1997, OrNda Healthcorp merged withTenet Healthcare
Corp., in which the Company received 1.35 shares of Tenet for each share of
OrNda.

<PAGE 6>


CORPORATE RENAISSANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997
(Unaudited)

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

      On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of June 30, 1997, 15,750 shares have been repurchased at an average cost of $7.93 per share.

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

     d.   Income Taxes

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at June 30, 1997 for federal income tax purposes and financial reporting purposes was the same.

     e.   Cash and Cash Equivalents

      For the purpose of reporting cash flows, cash and cash equivalents consist of cash and short-term interest-bearing deposits.

3.   Income Taxes

     The components of income tax (benefit) on pre-tax book loss of $2,599,982 are as follows:

     Federal:
       Deferred           $                             (726,207)
                    __________
                    (726,207)
                    __________
     State and Local:
       Deferred                                         (23,402)
                    ___________
                    (23,402)
                    ___________
            Total   $(749,609)
                    ___________


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

            Deferred tax liability:
            Net unrealized appreciation on investment     12,939
            Deferred tax asset:
            Net operating loss carryforwards              (12,939)
                                         _______
                 Net deferred tax liability               - 0 -

3.   Income Taxes (continued)

     The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same.

4.   Financial Advisory and Investment Banking Fees and
     Other Transactions with Affiliates and Related Parties

       The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). Upon completion of the Company's offering of its common shares, the Company entered into a Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser receives a base fee of $200,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser receives an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at June 30, 1997.

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

6.   Investment Transactions

     As of June 30, 1997, the accumulated unrealized appreciation of investments was $38,822.

<PAGE 9>

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

8.   Other Information

      In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest in the Open Service Solutions business unit of Computervision Corporation ("Computervision"), through CVSI, Inc., a newly formed corporation ("CVSI"). In the transaction, the Buyer paid $7.6 million to Computervision for 76% of CVSI's Class A Voting Stock (the "Class A Stock"). In addition, CVSI paid Computervision $25.0 million in cash, issued Computervision a $10.0 million subordinated note (the "Subordinated Note") and issued Computervision 24% of CVSI's Class A Stock and 100% of CVSI's Class B Non-Voting Stock (the "Class B Stock"). The Buyer also has options to purchase (i) the Class A Stock held by Computervision should the Buyer retire the Subordinated Note within one year of the transaction and (ii) the Class B Stock for $15.0 million. Moreover, if CVSI does not achieve certain specified levels of product revenues and operating margins from Computervision-initiated referrals, CVSI will have the option to purchase, at a nominal price, some or all of the Class A Stock held by Computervision. The Buyer is a principal stockholder of Computervision and James B. Rubin, an executive officer and director of the Company, serves as a director of Computervision.


<PAGE 10>


PART II - OTHER INFORMATION


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


Liquidity and Capital Resources

      The Company is a non-diversified, closed-end management investment company which has elected to be treated as a special type of investment company known as a business development company under the Investment Company Act of 1940 (the "1940 Act") as amended by the Small Business Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies ("Portfolio Investments") which the Company believes have viable existing businesses generating substantial revenues in established markets, but which have recently completed, are in the process of undergoing or are likely to undergo a financial restructuring pursuant to bankruptcy or reorganization proceedings or on a negotiated basis outside of bankruptcy or reorganization proceedings (a "Reorganized Company") and where, as a result, the Company can ultimately obtain an equity position (either common or preferred stock) at a discount from market value for comparable companies that are not financially troubled. Such investments are not generally available to the public because they require large financial commitments and, in some cases, managerial assistance. The Company may make these investments either on its own or, more likely, jointly with other investors, including investment partnerships and other entities managed or advised by M.D. Sass Investors Services, Inc. (the "Investment Adviser") and its affiliates. Any investments with affiliates of the company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the Commission in November 1994. A portion of the Company's portfolio is invested in other securities, including securities of financially distressed companies, where the Company believes that it can generate capital appreciation by engaging in portfolio trading.

     The Company has retained the Investment Adviser as the Company's investment adviser to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser. The activities of the Investment Adviser on behalf of the Company are subject to supervision by the independent directors of the Company.

      The Company's primary source of working capital is funds generated from investment activities. At June 30, 1997, the Company had cash and cash equivalents of $1,214,738, as compared to cash and cash equivalents of $509,257 at September 30, 1996. The increase in cash and cash equivalents was a result of the liquidation of certain investments during the period.


<PAGE 11>


      In addition, on November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. As of June 30, 1997, the Company had purchased 15,750 shares pursuant to this program at an average cost of $7.93 per share.


Results of Operations

     Quarter ended June 30, 1997 as compared to quarter ended June 30, 1996

      During the quarter ended June 30, 1997, the Company had interest income of $9,434, as compared to interest income of $525 in the 1996 quarter. Operating expenses during the 1997 quarter were $94,709, as compared to $134,904 in the 1996 quarter. This decrease is primarily attributable to fees payable to an investment banking firm accrued during the 1996 quarter pursuant to an Investment Banking Agreement which expired in October 1996. For the quarter ended June 30, 1997, the Company had a pre-tax operating loss and a net operating loss of $85,275 and $56,854, respectively, as compared to a pre-tax loss and net operating loss for the 1996 quarter of $134,379 and $86,939, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

      During the quarter ended June 30, 1997, the Company had net realized gains from sale of investments of $403,731, as opposed to net realized losses from sale of investments of $1,123,784 during the 1996 quarter. For the quarter ended June 30, 1997, the Company had net unrealized depreciation of investments of $775,980, as compared to net unrealized appreciation of investments of $449,937 in the 1996 quarter. For the 1997 quarter, the Company had net realized  and unrealized losses on investments of $388,521, as compared  to  net realized and unrealized losses on investments of $435,961 for the 1996 quarter and, after giving effect to net operating losses, a decrease in net assets resulting from operations of $445,375 in the 1997 quarter, as compared to a decrease in net assets resulting from operations of $522,900 in the 1996 quarter.

      Nine months ended June 30, 1997 as compared to nine months ended June 30, 1996

     During the nine months ended June 30, 1997, the Company had interest income of $17,585, as compared to interest income of $18,198 in the 1996 period. Operating expenses during the 1997 period were $287,596, as compared to $611,615 in the 1996 period. This decrease is primarily attributable to $224,128 in incentive fees payable to the Investment Adviser accrued during the 1996 period, as compared to $0 in the 1997 period and a decrease payable pursuant to an Investment Banking Agreement from $75,000 in the 1996 period to $8,333 in the 1997 period. For the nine months ended June 30, 1997, the Company had a pre-tax operating loss and a net operating loss of $270,011 and $178,002, respectively, as compared to a pre-tax loss and net operating loss for the 1996 period of $593,417 and $370,800, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

      During the nine months ended June 30, 1997, the Company had net realized gains from sale of investments of $165,969, as opposed to net realized losses from sale of investments of $1,249,776 during the 1996 period. For the nine months ended June 30, 1997, the Company had net unrealized depreciation of investments of $2,495,940, as compared to net unrealized depreciation of investments of $1,349,925 in the 1996 period. For the 1997 period, the Company had net realized and unrealized losses on investments of $1,632,371, as compared to net realized and unrealized losses on investments of $1,760,387 for the 1996 period and, after giving effect to net operating losses, a decrease in net assets resulting from operations of $1,850,370 in the 1997 period, as compared to a decrease in net assets resulting from operations of $2,131,187 in the 1996 period.


<PAGE 12>


Net Asset Value

      At June 30, 1997, the Company had a net asset value of $7.72 per share of Common Stock, a decrease of $1.94 per share from net asset value at September 30, 1996 of $9.66 per share.


<PAGE 13


PART II - OTHER INFORMATION

1.   Legal Proceedings

          Not applicable.

2.   Changes in Securities

          Not applicable.

3.   Default Upon Senior Securities

          Not applicable.

4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

5.   Other Information

          (a) In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest in the Open Service Solutions business unit of Computervision Corporation ("Computervision"), through CVSI, Inc., a newly formed corporation ("CVSI"). In the transaction, the Buyer paid $7.6 million to Computervision for 76% of CVSI's Class A Voting Stock (the "Class A Stock"). In addition, CVSI paid Computervision $25.0 million in cash, issued Computervision a $10.0 million subordinated note (the "Subordinated Note") and issued Computervision 24% of CVSI's Class A Stock and 100% of CVSI's Class B Non-Voting Stock (the "Class B Stock"). The Buyer also has options to purchase (i) the Class A Stock held by Computervision should the Buyer retire the Subordinated Note within one year of the transaction and
          (ii) the Class B Stock for $15.0 million. Moreover, if CVSI does not achieve certain specified levels of product revenues and operating margins from Computervision-initiated referrals, CVSI will have the option to purchase, at a nominal price, some or all of the Class A Stock held by Computervision. The Buyer is a principal stockholder of Computervision, and James B. Rubin, an executive officer and director of the Company, serves as a director of Computervision.

          (b) On July 9, 1997, a group of investors, including the Investment Adviser and its affiliates, as well as T. Rowe Price Recovery Fund LP, Carl Marks Management Co. and senior management, offered $24 a share for the 20% of Seaman Furniture Company, Inc. Common Stock that they do not already own.

6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule (SEC use only)

          (b)  Reports on Form 8-K - None.


<PAGE 14>


                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August __, 1997          CORPORATE RENAISSANCE GROUP, INC.



                                By:/s/Martin D. Sass
                                   Martin  D.  Sass, Chairman of the  Board  and
                                Chief Executive Officer



                                By:/s/Martin E. Winter
                                  Martin E. Winter, Secretary-Treasurer
                                  (Principal Financial and Accounting Officer)




<PAGE 15>