Form 10-K
period 1997-09-30
CORPORATE RENAISSANCE GROUP INC
filed 1997-12-24
CIK 890399

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The number of shares outstanding of the Registrant's Common Stock is 940,350 (as of December 17, 1997).

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $4,411,770 (as of December 17, 1997).


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           Forward-Looking Statements

      This Report contains, in addition to historical information, forward-looking statements regarding Corporate Renaissance Group, Inc. (the "Company"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Report and the Company's other filings with the Securities and Exchange Commission (the "SEC").

                                     PART I

ITEM 1.             BUSINESS

Introduction

      The Company is a non-diversified, closed-end management investment company which has elected to be treated as a special type of investment company known as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act") as amended by the Small Business Incentive Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies ("Portfolio Investments"), which the Company believes have viable existing businesses generating substantial revenues in established markets, but which have recently completed, are in the process of undergoing or are likely to undergo a financial restructuring (a "Restructuring") pursuant to bankruptcy or reorganization proceedings or on a negotiated basis outside of bankruptcy or reorganization proceedings (a "Reorganized Company") and where, as a result, the Company can ultimately obtain an equity position (either common or preferred stock) at a discount from market value for comparable companies that are not financially troubled. Such investments are not generally available to the public because they require large financial commitments and, in some cases, managerial assistance. The Company may make these investments either on its own or,, more likely, jointly with other investors, including investment partnerships managed or advised by M.D. Sass Investors Services, Inc. (the "Investment Adviser") and its affiliates. Any investments with affiliates of the Company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the SEC. In addition to Portfolio Investments, the Company may invest in other securities, including securities of financially distressed companies, where the Company believes that it can generate capital appreciation by engaging in portfolio trading ("Other Investments").

     The Company has retained the Investment Adviser as the Company's investment adviser pursuant to a Financial Advisory Agreement (the "Financial Advisory Agreement") to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser. The activities of the Investment Adviser on behalf of the Company are subject to supervision by the independent directors of the Company.

      The Company is deemed to have commenced operations on November 1, 1994, when the Company consummated an initial public offering (the "IPO") and a contemporaneous placement to foreign institutional investors (the "Overseas Placement"). Since that time, the Company has made five Portfolio Investments, two of which subsequently were sold. At September 30, 1997, the Company had three Portfolio Investments: Computervision Corporation ("Computervision"), a publicly-held developer, producer and marketer of manufacturing design software and support services; CVSI, Inc. ("CVSI"), a privately-held provider of computer hardware and software integration services, which was formerly a unit of Computervision; and Seaman Furniture Company, Inc. ("Seamans"), a publicly-held New York based furniture retailer. Such Portfolio Investments are held jointly with the Investment Adviser and its other affiliates. In addition to the foregoing, the Company has also invested, subject to applicable restrictions under the 1940 Act, in Other Investments of equity and debt securities of various companies.

      On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. As of December 17, 1997, the Company had repurchased 15,750 shares pursuant to this program.

      The Company was incorporated in Delaware on June 19, 1992. The Company's executive offices are located at 1185 Avenue of the Americas, 18th Floor, New York, New York 10036 and its telephone number is (212) 730-2000.

Investment Objectives and Policies

      The Company, together with co-investors (as described below) generally seeks to acquire a controlling (25% or greater) equity interest (either common or preferred stock) in a Reorganized Company by investing directly in a company either by acquiring common or preferred stock from existing stockholders (in the case of a Reorganized Company which has completed a Restructuring) or debt from existing creditors (in the case of a company which is in the process of undergoing a Restructuring) which it anticipates will then be converted to common or preferred stock in the Restructuring.

     In selecting Portfolio Investments, the Company targets potential companies that satisfy the following criteria, among others:

     v     $50 million in annualized revenues generated by a core business in an established market;

     v operating profitability (earnings before interest and taxes) of the core business or the potential to achieve operating profitability within 12 months of the Restructuring;

     v a credible Restructuring plan developed or capable of being developed, which in the opinion of the Investment Adviser, will result in the Company realizing positive cash flow within a reasonable period of time following the implementation thereof;

     v competent operating management in place or to be retained in connection with the Restructuring;

     v     ability of the Company to obtain a controlling position in the equity securities of a portfolio company at a discount from market value for comparable companies which are not financially troubled; and

     v potential to develop a liquid market for the securities held by the Company in the Reorganized Company within 12 months of the Restructuring.

      The Company's investment objectives (other than its election to be treated as a BDC) may be changed by the Board of Directors without the approval of holders of a majority of the Company's outstanding voting securities as defined in the 1940 Act. The withdrawal of the Company's election to be treated as a BDC would require such stockholder approval.

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

      Following an initial investment, the Company anticipates that it may provide additional funds to a portfolio company. Follow-on investments may be made pursuant to rights to acquire additional securities or otherwise in order to increase the Company's position in a successful or promising portfolio company. The Company may also be called upon to provide follow-on investments for a number of other reasons, including providing additional capital to a company to implement fully its business plans, to develop a new line of business or to recover from subsequent unexpected business problems. The Company may use leverage (i.e., borrowed funds or senior securities) to raise all or a portion of the funds required to make follow-on investments, subject to certain restrictions. The Company may also borrow to fund general working capital needs including paying operating expenses. In addition, the Company may issue its securities to purchase the assets of or a controlling interest in another company or companies.

Present Portfolio Investments

     Computervision. The Company and certain other affiliates of the Investment Adviser own approximately 17 % of the issued and outstanding Common Stock of
Computervision (approximately 1% of which is owned by the Company). James B. Rubin, an executive officer and director of the Company, serves as a director of Computervision.

     Computervision develops, produces and markets software and provides support services that are designed to aid manufacturing companies in enhancing their product development and manufacturing process. Computervision's principal products include design automation and product data management software. Manufacturers use Computervision's software to design, enhance and modify their products and to access, share and manage their product data collaboratively. Computervision's support services include implementation, consulting and training services designed to assist customers in re-engineering their product development processes and in increasing productivity. During 1994, 1995, and 1996, international sales including U. S. export sales, accounted for approximately 69%, 73% and 73% of total revenue, respectively.

       The   software  markets  in  which  Computervision  operates  are  highly competitive and characterized by rapid advances in technology. To compete successfully, Computervision must continue to enhance its current products and services and develop new products and services which can be offered at competitive prices and on a timely basis.

      For the fiscal year ended December 31, 1996 total revenues decreased 5.9% to $477.2 million from $507.1 million for the fiscal year ended December 31, 1996. However, software product revenue grew 17% over the prior fiscal year which enabled the Company to offset much of the decline in its service revenues increasing net income to $39 million or $.60 per share in 1996 versus $30 million of net income or $.58 per share in 1995.

      In November 1997, Computervision agreed to be acquired by Parametric Technology Corporation ("Parametric"), a publicly-held competitor, in a stock-for-stock transaction pursuant to which each share of Computervision common stock will be exchanged for .0866 shares of Parametric common stock. Closing of the transaction, which is expected to occur in January 1998, is subject to the satisfaction of certain conditions, including approval by Computervision's shareholders and receipt of regulatory approvals.

      The foregoing information with respect to Computervision has been derived from Computervision's filings with the SEC.

      CVSI. In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest (the "OSS Acquisition") in the Open Service Solutions business unit ("CVSI") of Computervision, through CVSI Acquisition Co., L.L.C. CVSI provides services to both Computervision's software customers and to customers of selected third party hardware and software vendors. CVSI's offerings include system hardware and operating systems services, network design and implementation, systems integration, and database support and consulting for enterprise-wide systems and networks. CVSI is a worldwide support organization that is ISO 9000 certified. James B. Rubin, an executive officer and director of the Company, serves as Chairman and a director of CVSI.

     The markets in which CVSI operates are highly competitive and characterized by rapid advances in technology. To compete successfully, CVSI must continue to enhance its current products and services and develop new products and services which can be offered at competitive prices and on a timely basis.

      In the OSS Acquisition, the Buyer paid $7.6 million to Computervision for 76% of CVSI's Class A Voting Stock (the "Class A Stock"). In addition, CVSI paid Computervision $25.0 million in cash and issued Computervision a $10.0 million subordinated note (the "Subordinated Note"). Further, Computervision retained 24% of CVSI's Class A Stock and 100% of CVSI's Class B Non-Voting Stock (the "Class B Stock"). The Buyer also has options to purchase (i) the Class A Stock held by Computervision should the Buyer retire the Subordinated Note within one year of the transaction and (ii) the Class B Stock for $15.0 million. Moreover, if CVSI does not achieve certain specified levels of product revenues and operating margins from Computervision-initiated referrals, CVSI will have the option to purchase, at a nominal price, some or all of the Class A Stock held by Computervision. In connection with the acquisition, the Company received $89,535 of investment banking fees and $35,814 of consulting fees.

      As a stand alone operation, CVSI would have reported $174.4 million in total revenues for the fiscal year ended December 31, 1996, down 18% from $212.7 for the fiscal year ended December 31, 1995. Net income also declined in fiscal year 1996 to $15.5 million down from $36.7 million in 1995.

      The foregoing information with respect to CVSI has been derived from Computervision's filings with the SEC and information otherwise furnished by CVSI.

      Seamans. The Company and certain other affiliates of the Investment Adviser own approximately 38% of the issued and outstanding Common Stock of Seamans (approximately 3.3% of which is owned by the Company). James B. Rubin, an executive officer and director of the Company, serves as a director of Seamans.

     Seamans believes that it is one of the largest regional specialty furniture retailers in the northeastern United States in terms of sales and that it has the leading market position in the greater New York metropolitan area. Seamans currently operates a chain of 41 stores. Of these, 27 are in the New York, New Jersey and Connecticut tri-state area, eight are in Philadelphia metropolitan area and six are in the Cleveland/Akron, Ohio Metropolitan area. The Company's stores sell a variety of living room, bedroom, dining room and other home furniture and accessories in contemporary, traditional, country and casual styles. All aspects of Seamans' business are highly competitive.

      For the fiscal year ended April 30, 1997 revenues increased 8.4% to $264.0 million from $243.5 million for the fiscal year ended April 30, 1996. Comparable store sales increased 1.8% from the prior fiscal year. Net income for the fiscal year ended April 30, 1997 was $4.1 million or $.82 per share compared to $3.9 million or $.78 per share.

      In August 1997, Seamans entered into an Agreement and Plan of Merger, as amended on September 4, 1997 (the "Merger Agreement") with SFC Merger Company ("Newco"), a Delaware corporation formed and wholly owned by the Investment Adviser and its affiliates (including the Company), T. Rowe Price Recovery Fund, L.P. ("Price") and Carl Marks Management Co., L.P. ("Marks," and collectively with the Investment Adviser and Price, the "Funds"), pursuant to which the Funds will acquire through a merger (the "Merger") all of the outstanding common stock of Seamans not already owned by the Funds (the "Public Stock"). Upon consummation of the Merger, Newco will be merged with and into Seamans and each share of Public Stock (other than dissenting shares) will be converted into the right to receive $25.05 in cash and each existing Seamans stock option will be converted into the right to receive $25.05 in cash per share purchasable thereunder, less the exercise price with respect thereto, other than certain options of officers of the Company which will be cancelled and reissued as options of equivalent or greater value following the Merger. Consummation of the Merger is subject to the approval of Seamans' stockholders at a meeting scheduled for December 23, 1997, and the satisfaction or waiver of certain other conditions.

      Following consummation of the Merger, the Funds will own all of the outstanding shares of Seamans Common Stock of which approximately 47.5% will be owned by the Investment Adviser and its affiliates, including 4.1% by the Company. In addition, 19.3% of Seamans Common Stock, on a fully diluted basis, will be reserved for issuance to certain officers and employees of Seamans upon the exercise of options. Following the Merger, it is anticipated that the Funds will receive a dividend of approximately $67.0 million on the shares of Seamans held by them, approximately $2.74 million of which will be received by the Company.

      The foregoing information with respect to Seamans has been derived from Seamans' filings with the SEC.

      For further information concerning the Company's Portfolio and Other Investments, including purchase prices and valuation at September 30, 1997, see the Financial Statements including the Notes thereto set forth in Item 8 of this Report.

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

     The Company may sell its securities at a price that is below the prevailing net asset value per share only upon the approval by the holders of a majority of its outstanding voting securities, including a majority, of the voting securities held by non-affiliated persons. As defined in the 1940 Act, the term majority of the Company's outstanding voting securities means the vote of
(i) 67% or more of the Company's Common Stock present at a meeting, if the holders of more than 50% of the outstanding Common Stock are present or represented by proxy, or (ii) more than 50% of the Company's outstanding Common Stock, whichever is less.

      Most of the transactions involving the Company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the Incentive Act now require the prior approval of a majority of the Company's independent directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain closely affiliated persons of the Company, including its directors, officers and employees, may still require the prior approval of the SEC. In general, (i) any person who owns, controls or holds with power to vote, more than 5% of the
Company's outstanding Common Stock; (ii) any director, officer or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Company's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Company or any company controlled by the Company. The SEC has granted an exemptive order which sets forth certain conditions for co-investments with affiliates of the Company. In accordance with the 1940 Act, a majority of the members of the Company's Board of Directors are independent. The 1940 Act generally does not restrict transactions between the Company and portfolio companies in which the Company invest.

     The Company may seek to maximize stockholder value by dissolving or merging with another corporation (including a company in which it has made a Portfolio Investment) and withdraw its election to be treated as a BDC. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement of stockholder approval for a change in any fundamental investment policy). Other than its status as a BDC and its primary investment objective, none of the Company's objectives or policies are deemed fundamental.

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


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

     (a)  Market Information

      The Company's Common Stock is listed on the Nasdaq Small Cap Market under the symbol CREN. The following table sets forth, for the periods indicated, the range of high and low prices for the Common Stock as reported by the Nasdaq Stock Market, Inc. These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions:


                                                      Common Stock
                                                   High            Low


Calendar 1994
Fourth Quarter (commencing October 25, 1994)     $10-1/4         $9-3/4

Calendar 1995
First Quarter                                    11              9-1/2
Second Quarter                                   11-1/8          8-5/8
Third Quarter                                    11              8-1/4
Fourth Quarter                                   10              9


Calendar 1996
First Quarter                                    10-1/8          8-5/8
Second Quarter                                   9               8-1/8
Third Quarter                                    8-3/8           7-1/4
Fourth Quarter                                   8-3/8           7-5/8


Calendar 1997
First Quarter                                    8               6-1/2
Second Quarter                                   6-1/4           4-1/2
Third Quarter                                    6               5


     (b)  Holders

      At December 17, 1997, there were approximately 12 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners of its Common Stock is in excess of 300.

     (c)  Dividends

      The  Company has not paid any cash dividends since its inception  and  the
Board  of  Directors  does not contemplate doing so in  the  near  future.   Any
decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.


ITEM 6.             SELECTED FINANCIAL DATA

                                                                    Period From
                                                                    11/1/94 (Commencement of
                                       Year Ended or Year Ended or  Operations) to or
                                          At 9/30/97    at 9/30/96  at 9/30/95

Operating Data:
Net operating loss before
     security transactions               $(164,095)   $(471,831)      $(821,159)
Net realized gains/(losses)
     from portfolio investments                 --- $(1,123,937)      $2,593,738
Net realized gains/(losses)
     from other investments                $248,345   $(101,045)      $238,526
Change in net unrealized
     appreciation/(depreciation)
     from portfolio investments        $(3,079,438)   $(127,394)      $127,394
Change in net unrealized
     appreciation/(depreciation)
     from other investments                $772,344 $(1,817,064)    $4,351,827
Income tax benefit/(expense)
     arising from net realized
     gains and net unrealized
     appreciation in investments           $660,069   $1,065,538  $(2,502,545)
Net increase/(decrease) in net
     assets resulting from operations  $(1,562,775) $(2,575,733)    $3,987,781

Per Share Amounts:
Net Asset Value, beginning
     of period                              $9.66        $12.36         $10.00
Common Stock offering
     costs of initial public offering       ---          ---            (1.81)
Net operating loss before
     security transactions                  (.17)        (.50)          (.86)
Net realized gains/(losses)
     from sales of investments              .17          (.85)          1.95
Change in net unrealized
     appreciation/(depreciation)
     of investments held                    (1.66)       (1.35)         3.08
Net gain on treasury stock transactions     .03          ---            ---
Net Asset Value, end of period              $8.03        $9.66          $12.36

Balance Sheet Data:
Total Assets                               $7,604,762   $10,079,562  $14,542,064
Net Assets                                  $7,548,957   $9,236,869  $11,812,602

Total Return Based on:
Stock Price                                 (29.69%)     (16.88%)       (3.75%)
Net Asset Value                             (16.87%)     (21.85%)       23.60%


ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Prior to November 1, 1994, the Company had only nominal assets and focused its efforts on raising capital in the IPO and Overseas Placement. On November 1, 1994, the Company consummated the IPO, in which it sold 600,000 shares of Common Stock at a price of $10.00 per share, and the Overseas Placement, in which it sold 356,000 shares of Common Stock at a price of $10.00 per share. Proceeds from the IPO and the Overseas Placement were $7,823,821, net of underwriting discounts, the underwriters' non-accountable expense allowance, placement fees and other expenses associated with the offerings. The Company is deemed to have commenced operations on November 1, 1994.

      The Company's primary source of working capital is proceeds generated from investment activities. At September 30, 1997, the Company had cash and cash equivalents of $950,692 as compared to $509,257 at September 30, 1996. The increase in cash and cash equivalents was a result of the liquidation of certain investments during the period.

Results of Operations

     Year ended September 30, 1997 ("fiscal 1997") as compared to the Year ended September 30, 1996 ("fiscal 1996")

      During fiscal 1997, the Company had interest income of $30,317 as compared to interest income of $28,901 in fiscal 1996. Operating expenses during fiscal 1997 were $379,456 as compared to $739,695 in fiscal 1996. This decrease is attributable in large part to $224,128 in incentive fees payable to the Investment Adviser accrued during fiscal 1996 as compared to $0 in fiscal 1997 and a decrease in fees payable pursuant to an investment banking agreement from $100,000 in the fiscal 1996 period to $8,333 in fiscal 1997. For fiscal 1997 the Company had a pre-tax operating loss and a net operating loss of $253,635 and $164,095, respectively, as compared to a pre-tax loss and net operating loss for fiscal 1996 of $710,794 and $471,831, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net operating losses are expected to routinely occur.

      During fiscal 1997, the Company had net realized gains from sale of investments of $248,345 as opposed to net realized losses from sale of investments of $1,224,982 during fiscal 1996. For fiscal 1997, the Company had net unrealized depreciation of investments of $2,307,094, as compared to net unrealized depreciation of investments of $1,944,458 in fiscal 1996. For fiscal 1997, the Company had net realized and unrealized losses on investments of $1,398,680, as compared to net realized and unrealized losses on investments of $2,103,902 for fiscal 1996 and after giving effect to net operating losses, a decrease in net assets resulting from operations of $1,562,775 in fiscal 1997, as compared to a decrease in net assets resulting from operations of $2,575,733 in fiscal 1996.

     Fiscal 1996 as compared to period from November 1, 1994 (commencement of operations) to September 30, 1995 ("fiscal 1995")

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

      During  fiscal  1996, the Company had net realized  losses  from  sale  of investments of $1,224,982 as opposed to net realized gains from sale of investments of $2,832,264 during fiscal 1995. For fiscal 1996, the Company had net unrealized depreciation of investments of $1,944,458, as compared to net unrealized appreciation of investments of $4,479,221 in fiscal 1995. During fiscal 1995, the Company recorded a gain on the sale of one Portfolio Investment. During fiscal 1996, the Company realized losses on the sale of a second Portfolio Investment and a decline in valuation of another investment. For fiscal 1996, the Company had net realized and unrealized losses on investments of $2,103,902, as compared to net realized and unrealized gains on investments of $4,808,940 for fiscal 1995 and after giving effect to net operating losses, a decrease in net assets resulting from operations of $2,575,733 in fiscal 1996, as compared to a net increase in net assets resulting from operations of $3,987,781 in fiscal 1995.

Net Asset Value

     At September 30, 1997, the Company had a net asset value of $8.03 per share of Common Stock, a decrease of $1.63 per share from the net asset value of $9.66 per share of Common Stock at September 30, 1996.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CORPORATE RENAISSANCE GROUP, INC.

                                      INDEX


                                                            Page


Independent Auditor's Report

Statements of Assets and Liabilities
s of September 30, 1997 and September 30, 1996

Statements of Operations as of September 30, 1997,
September 30, 1996 and the period from November 1, 1994
(Commencement of Operations) to September 30, 1995

Statements of Changes in Net Assets for the Years ended September 30, 1997, September 30, 1996 and
September 30, 1995

Statements of Cash Flows for the Years ended
September 30, 1997, September 30, 1996
and September 30, 1995

Schedule of Investments as of September 30, 1997

Notes to Financial Statements

Report of Independent Auditors

Board of Directors
Corporate Renaissance Group, Inc.


We have audited the accompanying statements of assets and liabilities of Corporate Renaissance Group, Inc., as of September 30, 1997 and 1996, including the schedule of investments as of September 30, 1997, and the related statement of operations for the years ended September 30, 1997 and 1996 and the period from November 1, 1994 (commencement of operations) to September 30, 1995, and the statements of changes in net assets and cash flows for the year ended September 30, 1997, the year ended September 30, 1996, and the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
Our audit procedures included confirmation of securities owned at September
30, 1997 by correspondence with the custodian; where confirmation was not possible, we satisfied ourselves by other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Renaissance Group, Inc. at September 30, 1997 and 1996, and the results of its operations for the years ended September 30, 1997 and 1996, and the period from November 1, 1994 (commencement of operations) to September 30, 1995, and changes in net assets and cash flows for the years ended September 30, 1997, September 30, 1996, and the period ended September 30, 1995 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
December 5, 1997

                        CORPORATE RENAISSANCE GROUP, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES

ASSETS                                       SEPTEMBER 30, 1997   SEPTEMBER 30, 1996


Investments in securities, at market value
(cost $6,411,446 and $6,663,601 respectively)        $6,639,114    $9,217,962
Cash and cash equivalents                             950,692       509,257
Income taxes receivable                                 9,755       345,511
Accrued interest receivable                             1,204           585
Other assets                                            3,997         6,247
TOTAL ASSETS                                         7,604,762     10,079,562

LIABILITIES

Call options written, at market value
(premiums received $41,827 at September 30, 1996)           -        61,425
Deferred fees                                          29,845             -
Accounts payable and accrued expenses                  25,960        31,659
Deferred taxes payable                                      -       749,609
TOTAL LIABILITIES                                      55,805       842,693
NET ASSETS                                           $7,548,957    $9,236,869

NET ASSETS

Common stock (par value $.01
per share, 20,000,000 shares authorized;
940,350 and 956,100 shares issued and
outstanding, respectively)                           $  9,404      $  9,561

Additional paid-in capital                           7,690,280     7,815,260
Accumulated income (loss):
Accumulated net operating loss
before security transactions                         (1,457,085)   (1,292,990)
Accumulated net realized gains
from sale of investments                             1,210,438     1,049,765
Net unrealized appreciation of investments             95,920      1,655,273
                                                     (150,727)     1,412,048
Net Assets                                           $7,548,957    $9,236,869

Net asset value per share of
common stock outstanding                             $   8.03      $   9.66

                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.

                            STATEMENTS OF OPERATIONS


                                                                    For the Period
                                                                    from 11/1/94
                                       For the year   For the year  (commencement
                                           Ended       ended        of operations)
                                           9/30/97     9/30/96        To 9/30/95

Income:
Fee Income                                  $95,504    $      -      $      -
Interest Income                              30,317      28,901       244,846
Total investment income                     125,821      28,901       244,846

Expenses:
Incentive fees                                    -     224,128       996,947
Financial advisory fees                     200,000     200,000       183,333
Investment banking fees                       8,333     100,000        91,667
Professional fees                            49,200      59,800        84,861
Insurance expense                            49,250      74,247        70,547
Board of directors fees                      50,000      50,000        45,833
Other operating expenses                     22,673      31,520        19,632
Total expenses                              379,456     739,695      1,492,820

Operating loss before income tax benefit    (253,635)  (710,794)     (1,247,974)
Income tax benefit                           89,540     238,963       426,815

NET OPERATING LOSS BEFORE
SECURITY TRANSACTIONS                       (164,095)  (471,831)     (821,159)

NET REALIZED AND UNREALIZED
GAINS/(LOSSES) FROM INVESTMENTS:
Net realized gains/(losses)
from sale of investments                    248,345    (1,224,982)   2,832,264
Change in net unrealized appreciation/
(depreciation) of investments             (2,307,094)  (1,944,458)   4,479,221
Income tax (expense)/benefit arising
from net realized gains/(losses) and net
unrealized appreciation/(depreciation)
of investments.                             660,069       1,065,538    (2,502,545)

Net realized and unrealized (losses)
on investments                          (1,398,680)      (2,103,902)    4,808,940

NET INCREASE/(DECREASE) IN NET
ASSETS RESULTING FROM OPERATIONS       $(1,562,775)     $(2,575,733)    $3,987,781

Per share net increase/(decrease) in
 net assets resulting from operations       $(1.63)          $(2.70)   $4.17

                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS


                                                                    Period from 11/1/94
                                                                    (commencement of
                                           Year Ended   Year Ended  operations) to
                                           9/30/97      9/30/96     9/30/95

CHANGES IN NET ASSETS FROM OPERATIONS:
Net operating loss before security
transactions                               $(164,095)   $(471,831)  $(821,159)
Net realized gains/(losses) from sale of
investments                                 160,673     (813,154)   1,862,919
Change in net unrealized appreciation/
(depreciation) of investments              (1,559,353)  (1,290,748) 2,946,021
Net increase/(decrease) in net assets
resulting from operations                  (1,562,775)  (2,575,733) 3,987,781

CAPITAL STOCK TRANSACTIONS:
Net proceeds from issuance of
capital stock                                  -           -        7,823,821
Net (decrease) in net assets
resulting from treasury stock purchases     (125,137)          -         -
Net increase/(decrease) in net assets
resulting from capital stock transactions  (125,137)          -     7,823,821

NET INCREASE/(DECREASE) IN
NET ASSETS                                 (1,687,912)  2,575,733   11,811,602

NET ASSETS
Beginning of period                        9,236,869    11,812,602  1,000
End of period                              $7,548,957   $9,236,869  $11,812,602





                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS




                                                                     Period from 11/1/94
                                                                     (commencement of
                                           Year Ended   Year Ended   operations) to
                                           9/30/97      9/30/96      9/30/95

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net
assets resulting from operations           $(1,562,775) $(2,575,733) $3,987,781
Adjustments to reconcile net increase/
(decrease) in net assets resulting
from operations to net cash provided
by (used in) operating activities:


Change in net unrealized (appreciation)/
depreciation of investments                2,307,094    1,944,458    (4,479,221)
Realized (gains)/losses on sale
of investments                            (248,345)    1,224,982    (2,832,264)
Deferred income tax (benefit ) provision   (749,609)    (783,591)    1,533,200
(Increase)/decrease in operating assets:
Income taxes receivable                      335,756    (345,511)           -
Accrued interest receivable                    (619)        2,315     (2,900)
Other assets                                   2,250          246     118,507
Increase (decrease) in operating liabilities:
Accrued incentive fee payable                           (996,947)     996,947
Accounts payable and accrued expenses        (5,699)      (2,523)    (90,818)
Deferred liability                            29,845            -           -
Income taxes payable                               -    (132,008)     132,008
Net cash flows provided by (used in)
operating activities                         107,898    (1,664,312)  (636,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                     (695,298)    (3,025,360)  (11,263,
743)
Proceeds from sale of securities           1,153,972    3,026,288    6,146,546
Proceeds from securities sold short,
not yet purchased                                  -       78,778      22,999
Net cash flows provided by (used in)
 investing activities                        458,674       79,706    (5,094,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                           -            -       9,560
Increase in additional paid-in capital             -            -    7,814,261
Purchase of treasury stock                 (125,137)            -           -
Net cash flows provided by
(used in) financing activities             (125,137)            -    7,823,821

Net increase/(decrease) in cash and
cash equivalents                             441,435    (1,584,606)  2,092,863

CASH AND CASH EQUIVALENTS,
at the beginning of the period               509,257    2,093,863       1,000
CASH AND CASH EQUIVALENTS,
at the end of the period                    $950,692     $509,257    $2,093,863
SUPPLEMENTAL DISCLOSURE:
Income Taxes paid / (refunded)             $(335,756)   $ 366,409    $410,521
Interest Paid                              $       -    $  10,189    $      -

                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.

                           SCHEDULE OF INVESTMENTS (1)

                               SEPTEMBER 30, 1997

Shares or     Type of Issue and                Original      Market      % of Net
Face Value    Name of Issuer                   Cost          Value       Assets


ASSETS
           Reorganized Companies
           Common Stock
607,400    Computervision Corporation New    $ 3,182,038    $2,239,788   29.7%
453,620    CVSI Acquisition Co., L.L.C. (2)      453,620       453,620    6.0%
148,824    Seaman Furniture Company, Inc.      2,676,691     3,618,283   47.9%
           Total Reorganized Companies         6,312,349     6,311,691



           Other Investments
           Common Stock
11,242     Tenet Healthcare Corp. (3)            99,097       327,423    4.3%
           Total Other Investments               99,097       327,423
Total Investments                            $6,411,446    $6,639,114

(1)  Notes to Schedule of Investments:
        The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing. See Note 1.

(2) Represents a beneficial interest in 453,620 shares of CVSI Inc., which is not considered to be a readily marketable security.

(3)   Effective January 30, 1997, OrNda Healthcorp merged with Tenet  Healthcare
Corp., in which the Company received 1.35 shares of Tenet for each share of OrNda.


                        See Notes to Financial Statements



                        CORPORATE RENAISSANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.   Organization and Operation of the Company

      Corporate  Renaissance Group, Inc. (the "Company") was incorporated  under the  laws  of  the state of Delaware on June 19, 1992.  The Company  is  a  non-
diversified, closed-end investment company which has elected to be treated as  a business  development company ("BDC") under the Investment Company Act of  1940, as  amended  by  the Small Business Incentive Act of 1980.  The  Company  offers investors  the opportunity to participate in investments in companies which  the
Company believes have viable existing businesses generating substantial revenues in  established  markets, and have recently completed or are in the  process  of undergoing  financial restructuring ("Reorganized Companies") and  where,  as  a result, the Company can ultimately obtain an equity position at a discount  from
market  value  for comparable companies that are not financially troubled.   The
Company's investments are generally not expected to produce meaningful levels of
investment   income.   It  is  the  Company's  objective  to  select  investment
opportunities  which  the Company believes offer the potential  for  substantial capital appreciation.

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

      On  November  25,  1996, the Company's Board of Directors  authorized  the implementation of an open market share repurchase program, pursuant to which the
Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions.  The purpose of the program is  to provide  stockholders  desiring  to  sell  their  shares  with  enhanced  market liquidity.  At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder
value.   As  of  September 30, 1997, 15,750 shares have been repurchased  at  an average cost of $7.93 per share.

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

     b.   Recognition of Security Transactions and Related Investment Income

      Security transactions are recorded on the date the order to buy or sell is executed (the trade date). Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. The net realized gains and losses on sales of securities are determined on a first-in, first-out or specific identification basis.




     c.   Income Taxes

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at September 30, 1997 for federal income tax purposes and financial reporting purposes was the same.

     d.   Cash and Cash Equivalents

      For the purpose of reporting cash flows, cash and cash equivalents consist of cash and short-term interest-bearing deposits.

     e.   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

3.   Income Taxes

     The components of income tax (benefit) on pre-tax loss of ($2,312,384) are as follows:

     Federal:
     Deferred                       $(792,207)
                                    (792,207)

     State and Local:
     Deferred                        (23,402)
                                     (23,402)
     Allowance for deferred tax asset              66,000

                         Total      $(749,609)

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

Deferred tax liability:
Net unrealized appreciation on investments  $     80,373
Deferred tax assets:
Net operating loss carryforwards                  (146,373)
Valuation allowance                               66,000

Net deferred tax liability                  $      0 -

     A valuation allowance must be established to offset any portion of a deferred tax asset which more likely than not will not produce a future benefit.
A valuation allowance in the amount of $66,000 was established as of September
30, 1997.

     The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same. The benefit from the graduated federal tax rate is offset by the state and local tax liability.




4.   Financial Advisory and Investment Banking Fees and
     Other Transactions with Affiliates and Related Parties

       The  Company  has  retained  M.D.  Sass  Investors  Services,  Inc.  (the
"Investment  Adviser")  as  the Company's investment  adviser.   The  Investment
Adviser is a registered investment adviser under the Investment Advisers Act  of
1940,  as  amended.   The Investment Adviser is part of a  group  of  affiliated investment  advisers  and  other affiliated entities comprising  the  M.D.  Sass organization  ("M.D. Sass").  Upon completion of the Company's offering  of  its common  shares, the Company entered into a two-year Financial Advisory Agreement with  the  Investment  Adviser, pursuant to which the  Investment  Adviser  will receive  a  base  fee  of $200,000 per annum, for furnishing  the  Company  with administrative services, including necessary executive, administrative, internal accounting  and  support services.  In addition to the base fee, the  Investment
Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the  Financial  Advisory  Agreement.  There were no  incentive  fees  earned  or payable at September 30, 1997.

     The Company was party to an Investment Banking Agreement with UI USA, for a period of one year, ending October 31, 1996.  Pursuant to this agreement, UI USA furnished  investment banking services to the Company for a fee of $100,000  per
annum.   Such services consisted of assisting the Company and Investment Adviser in the evaluation, structuring and negotiation of investment opportunities.  The
Company paid $8,333 for such services covering the period from October 1,  1996, through the date of termination of the agreement.

5.   Board of Directors Fees

      The Company pays each of its five independent directors an annual fee of $10,000 for the directors' services as such.

6.   Investment Transactions

      As  of  September  30,  1997  the accumulated unrealized  appreciation  on
investments   was  $227,668,  consisting  of  $1,169,918  of  gross   unrealized
appreciation and $942,250 of gross unrealized depreciation.

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




8.   Investment in CVSI, Inc.

      In  July  1997,  the  Investment Adviser and certain  of  its  affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest
in   the  Open  Service  Solutions  business  unit  ("CVSI")  of  Computervision
Corporation  ("Computervision"), through CVSI Acquisition Co., L.L.C.,  a  newly formed  Delaware limited liability company.  In the transaction, the Buyer  paid
$7.6  million  to  Computervision for 76% of CVSI's Class A  Voting  Stock  (the
"Class  A Stock").  In addition, CVSI paid Computervision $25.0 million in  cash and  issued  Computervision a $10.0 million subordinated note (the "Subordinated
Note").  Further, Computervision retained its ownership of 24% of CVSI's Class A
Stock  and  100% of CVSI's Class B Non-Voting Stock (the "Class B Stock").   The
Buyer  also  received  options  to purchase  (i)  the  Class  A  Stock  held  by
Computervision should the Buyer retire the Subordinated Note within one year  of the transaction and (ii) the Class B Stock for $15.0 million.  Moreover, if CVSI does  not  achieve  certain specified levels of product revenues  and  operating margins  from Computervision-initiated referrals, CVSI will have the  option  to purchase,  at  a  nominal  price, some or all of  the  Class  A  Stock  held  by
Computervision.   The  Buyer is a principal stockholder  of  Computervision  and
James  B. Rubin, an executive officer and director of the Company, serves  as  a director of Computervision.

     In connection with the acquisition of CVSI, the Company received $89,535 of investment banking fees and $35,814 of consulting fees. The consulting fees are being amortized over a one year period. As of September 30, 1997, $5,969 of consulting income has been recognized. The Investment Advisor and certain of its clients and affiliates who acquired shares of CVSI also received investment banking and consulting fees.

9.   Investment in Seaman Furniture Company, Inc.

      In August 1997, Seaman Furniture Company, Inc. ("Seamans") entered into an
Agreement  and  Plan  of Merger, as amended on September 4,  1997  (the  "Merger
Agreement") with SFC Merger Company ("Newco"), a Delaware corporation formed and wholly owned by the Investment Adviser and its affiliates (including the Company), T. Rowe Price Recovery Fund, L.P. ("Price") and Carl Marks Management
Co., L.P. ("Marks," and collectively with the Investment Adviser and Price, the "Funds"), pursuant to which the Funds will acquire through a merger (the
"Merger") all of the outstanding common stock of Seamans not already owned by the Funds (the "Public Stock"). Upon consummation of the Merger, Newco will be merged with and into Seamans and each share of Public Stock (other than dissenting shares) will be converted into the right to receive $25.05 in cash and each existing Seamans stock option will be converted into the right to receive $25.05 in cash per share purchasable thereunder, less the exercise price with respect thereto, other than certain options of officers of the Company which will be cancelled and reissued as options of equivalent or greater value following the Merger. Consummation of the Merger is subject to the approval of Seamans' stockholders at a meeting scheduled for December 23, 1997, and the satisfaction or waiver of certain other conditions.

      Following consummation of the Merger, the Funds will own all of the outstanding shares of Seamans Common Stock of which approximately 47.5% will be owned by the Investment Adviser and its affiliates, including 4.1% by the Company. In addition, 19.3% of Seamans Common Stock, on a fully diluted basis, will be reserved for issuance to certain officers and employees of Seamans upon the exercise of options. Following the Merger, it is anticipated that the Funds will receive a dividend of approximately $67.0 million on the shares of Seamans held by them, approximately $2.74 million of which will be received by the Company.

10.  Subsequent Events

      On  November  4, 1997, Computervision Corporation ("CVN")  and  Parametric
Technology Corporation ("PTC") announced a definitive merger agreement under which PTC will acquire CVN in a stock-for-stock transaction. Under the terms of the Agreement, each share of CVN common stock will be exchanged for .0866 shares of PTC common stock. The transaction is subject to several conditions including regulatory approvals and approval of CVN's shareholders. PTC has stated that it expects the transaction to close in January 1998.


ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.




                                    PART III


ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

     Listed below are the name, age and position with the Company of each of the Company's officers and directors. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors.

Name and Age                                 Position with the Company

Martin  D.  Sass  (55)*                         Chairman  of  the  Board,  Chief
Executive Officer
                                                 and Director

Hugh  R.  Lamle  (52)*                           Executive  Vice  President  and
Director

James B. Rubin (44)*                         Senior Vice President and Director

Martin E. Winter (43)*                       Secretary-Treasurer

Thomas M. Garvin (61)                        Director

Lawrence W. Leighton (63)                         Director

Edward Lowenthal (53)                        Director

Daniel R. Mazziota (60)                      Director

Guy E. Waldvogel (61)                        Director


_________________________
*Director who is an "Interested Person" within the meaning of the 1940 Act.


      The following is a detailed description of the profession and business background of each officer and director.

      MARTIN  D.  SASS is an executive officer and principal of  the  Investment
Adviser and various affiliated registered investment advisers and other entities which comprise the M.D. Sass organization ("M.D. Sass"), founded by Mr. Sass  in
1972.   Mr.  Sass also serves as a consultant to and a member of the Partnership
Board  of  Chase  &  MD  Sass Partners, and as Co-Chairman and  Chief  Executive
Officer of Resurgence Asset Management, L.L.C.  Prior to founding M.D. Sass, Mr.
Sass was President and principal shareholder of Neuwirth Management and Research
Corp.  from 1969 to 1972, where he managed several portfolios and mutual  funds.
Mr.  Sass was also a security analyst at Argus Research Corp. from 1963 to 1969, where he founded and directed the Special Situations Department.  Mr. Sass holds a  B.S. degree in Accounting from Brooklyn College, and has also studied finance in graduate programs in New York University and City College of New York.




      HUGH  R.  LAMLE is Executive Vice President and a principal of M.D.  Sass, which  he joined in 1974.  Mr. Lamle is responsible for the formulation of fixed income and quantitative investment policy and strategy, directing the management at M.D. Sass of debt securities portfolios and directing the firm's new products research  efforts.  Mr. Lamle also serves as the President and Chief  Investment
Officer  of  Chase  &  MD  Sass  Partners, and  President  of  Resurgence  Asset
Management, L.L.C.  He also serves as a public director of the Finex division of the  New  York Cotton Exchange.  Prior to joining M.D. Sass, Mr. Lamle  in  1972 founded Lenox Capital Management, the investment management subsidiary of DuPont
Glore  Forgan,  Inc.   Mr. Lamle holds a B.A. degree in  Political  Science  and
Economics  from  Queens College and an M.B.A. degree in Finance and  Investments from Baruch College.

      JAMES B. RUBIN joined M.D. Sass as Senior Managing Director in 1989,  with over  15 years experience in advising firms in reorganizations and other special situations.  At M.D. Sass, Mr. Rubin is head of the firm's Distressed Securities
Division  and  serves as Co-Chairman and Chief Investment Officer of  Resurgence
Asset  Management, L.L.C.  Mr. Rubin also serves as a director  of  Seamans  and
Computervision, and was Chairman of the Board of Directors of Ranger Industries,
Inc. from February 1990 to July 1997.  From 1986 until joining M.D. Sass, he was the  principal of J.B. Rubin and Company.  From 1985 to 1986, Mr.  Rubin  was  a
Senior  Financial Analyst with Smith Vasiliou and its affiliates, including  the distressed securities brokerage firm of R.D. Smith & Company, Inc.  Mr. Rubin is a  graduate  of  Cornell University, with an undergraduate degree in  Industrial
Engineering.   He  also participated in graduate M.B.A. studies  in  Finance  at
Cornell and Pace Universities.

      MARTIN  E.  WINTER is Senior Vice President-Finance of M.D.  Sass,  having
joined  the  firm  in  1988.   He was previously a principal  in  the  Financial
Services Industry and Mergers and Acquisitions Groups of Arthur Young &  Company
(predecessor to Ernst & Young LLP) in New York, and he has 20 years  of  diverse financial experience.  He is a certified public accountant and obtained his B.S.
in  Accounting  from the Wharton School of the University of Pennsylvania.   Mr.
Winter also has a M.A. in Economics from the University of Pennsylvania.

      THOMAS  M.  GARVIN currently has an industrial partnership with Ripplewood
Holdings  L.L.C.,  an equity investment fund.  Through that fund,  he  has  made direct  investments in six leveraged acquisitions over the  last  two  years  in pursuit  of a focused strategy in the food industry.  He is Chairman  and  Chief
Executive  Officer of the platform company, Edwards Fine Foods.   Formerly,  Mr.
Garvin  served  in various executive capacities at Keebler Company,  the  second largest  U.S.  manufacturer and marketer of cookies and crackers, from  1969  to
1993, including those of President and Chief Executive Officer from 1978 to 1993 and  Chief  Operating Officer from 1976 to 1978.  During his tenure  at  Keebler
Company,  the  company progressed from a single product biscuit company  to  its current  position of prominence in the baking and snack industries.  Mr.  Garvin holds  B.S. and M.B.A. degrees from Loyola University and is a certified  public accountant.




      LAWRENCE  W.  LEIGHTON  is  a Senior Advisor  at  Bentley  Associates,  an
investment  bank  specializing  in private transactions.   Mr.  Leighton  was  a
Managing Director of L.M. Capital, an investment banking and buy-out firm,  from
September 1994 to January 1996.  From January 1994 to December 1994, he also was
Vice  Chairman  of  21,  Inc., a publicly-held company.  From  January  1989  to
January 1994, Mr. Leighton was President and Chief Executive Officer of UI  USA,
the  United States merchant bank of Credit Agricole, a large French-based  bank.
From  1982  until joining UI USA, Mr. Leighton was Managing Director responsible for  the  international mergers and acquisitions activity  of  Chase  Investment
Bank.   From 1977 until 1982.  Mr. Leighton was a limited partner in the mergers and acquisitions department of Bear, Stearns & Co. and from 1974 until 1977,  he was  Director  of Strategic Planning of Norton Simon, Inc.  Mr.  Leighton  is  a
graduate  of Princeton University with a B.S.E. degree in Engineering and  holds an M.B.A. degree from Harvard Business School.

      EDWARD  LOWENTHAL is a founder, Director and President of  Wellsford  Real
Properties, Inc. ("WRP"), an American Stock Exchange listed real estate company.
He  was President and a Trustee of Wellsford Residential Property Trust until it
was  acquired  by  Equity  Residential Property  Trust  ("EQR")  in  1997.   Mr.
Lowenthal  serves  as  a  director  of United  American  Energy  Corporation,  a developer,  owner  and  operator of hydroelectric and other  alternative  energy facilities,  a  director  of Omega Healthcare, Inc., a  healthcare  real  estate
investment trust; and as a trustee of EQR, a real estate investment trust.   Mr.
Lowenthal  is a member of the Board of Governors of the National Association  of
Real  Estate  Investment Trusts.  Mr. Lowenthal holds a B.A.  degree  from  Case
Western  Reserve  University and a J.D. degree from  Georgetown  University  Law
Center.

      DANIEL R. MAZZIOTA is principal of RSA Executive Search ("RSA"), which was
founded  in  1978.   RSA  specializes  in  recruitment  of  key  executives  and management  personnel  in  the  consumer  goods  and  services,  healthcare  and
pharmaceutical,  finance,  electronics and  telecommunications  industries.   In
1967, Mr. Mazziota founded Microwave Power Devices, Inc. ("MPD"), which was sold to  M/A-Com,  Inc. in 198 1. Mr. Mazziota continued as President  of  MPD  until
1987, when he became Chairman of RSA.  Mr. Mazziota also serves as President  of
IDM  Consulting,  which  provides business consulting  in  the  high  technology mergers  and  acquisitions  field.  Mr. Mazziota  holds  Bachelors  and  Masters degrees in Electrical Engineering from New York Polytechnic Institute.

      GUY  E. WALDVOGEL has been an independent consultant specializing  in  the
management  of  troubled  companies  in Europe  since  September  1989.   He  is
presently  holding directorships in various important enterprises in Europe  and
the  United  States.   From  1983  to 1989, he was  the  Senior  Executive  Vice
President of Societe Generale de Surveillance.  From 1980 to 1983, Mr. Waldvogel
served as President and chief Executive Officer of North American Operations  of
The  Alusuisse-Lonza  Group.  He was president and Chief  Executive  Officer  of
Givaudan, a subsidiary of Hoffmann-LaRoche, from 1973 to 1981, and held  various other positions within the Hoffmann-LaRoche Group from 1965 until 1973.

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




Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the  Company's officers, directors and holders of more than ten percent  of  the
Company's  Common Stock, to file reports of ownership and changes  in  ownership
with  the  Securities  and  Exchange Commission and Nasdaq.   Such  persons  are
required  to  furnish the Company with copies of all Section  16(a)  forms  they
file.   During  the  year  ended  September 30, 1997,  all  filing  requirements applicable  to  its officers, directors and greater than ten percent  beneficial owners were complied with.


ITEM 11.            EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

      No cash compensation was paid by the Company to any of its executive officers during fiscal 1997, fiscal 1996 or fiscal 1995. It is not anticipated that executive officers will receive direct cash compensation in the foreseeable future.

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




      The  Investment  Adviser  is  a registered investment  adviser  under  the
Investment Advisers Act of 1940.  The Investment Adviser is part of a  group  of affiliated  investment  advisers and other affiliated entities  comprising  M.D.
Sass.   Founded  in  1972,  M.D. Sass is engaged in  investment  management  for approximately 100 clients, including pension and profit sharing funds, municipal employee  benefits  funds, insurance companies, endowment and charitable  funds,
large   corporations   and  wealthy  individuals.   M.D.  Sass   currently   has
approximately $11 billion in assets under management.

      The  Investment  Adviser and certain other M.D. Sass affiliates  currently
serve   as   general  partners  of  M.D.  Sass  Re/Enterprise   Partners,   L.P.
("Re/Enterprise "), M.D. Sass Corporate Resurgence Partners, L.P. ("Resurgence")
and  M.D.  Sass  Re/Enterprise-II,  L.P. ("Re/Enterprise-II"),  private  limited partnerships  which have investment objectives similar to that of  the  Company, achieving long-term capital appreciation of its assets by investing primarily in securities of companies that are experiencing significant financial or  business difficulties.

      Re/Enterprise, formed in October 1989, had approximately $130  million  in assets as of September 30, 1997.  Re/Enterprise-II, formed in February 1996, had approximately  $30 million in assets as of the same date.  Resurgence  completed its  initial closing in May, 1997, with committed capital of approximately  $160
million.   Re/Enterprise  was a member of a group which acquired  a  controlling interest in Seamans and assisted Seamans in a Restructuring.  Re/Enterprise also participated  in the Restructurings of other companies, including Memorex  Telex
Corp.,  Emerson Radio Corp., Ranger Industries, Inc. (formerly known as  Coleco,
Inc.), SPI Holding, Inc., Leaseway Transportation Corp. and Forstmann & Company,
Inc.

      In addition to the two Re/Enterprise partnerships, the Investment Adviser and/or other affiliates of M.D. Sass serve as general partners of a more aggressive, higher-risk private limited partnership that invests in financially troubled companies, a fund of funds, a private limited partnership that utilizes a market-neutral strategy, and other private limited partnerships that invest in municipal and government securities and distressed real estate that appears to have a potential for recovery. The Investment Adviser also serves as investment adviser to two private offshore investment companies pursuing investment strategies similar to the Re/Enterprise partnerships, Resurgence and the Company, as well as a corporate pension fund of a Fortune 100 company.

      The principals of the Investment Adviser and other affiliates of M.D. Sass are Martin D. Sass and Hugh R. Lamle, each of whom serves as an officer and director of the Company. James B. Rubin and Martin E. Winter, officers of the Investment Adviser and other affiliates of M.D. Sass, serve as officers of the Company. In addition, Mr. Rubin serves as a director of the Company.

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

      In addition to the base fee, the Investment Adviser receives an incentive fee for its investment advisory services equal to 20% of net new appreciation, if any, in the net asset value of the shares of Common Stock outstanding, adjusted for all operating expenses, including accruals for any tax liabilities on income or realized gains from portfolio transactions. The initial incentive fee calculation was made in November 1995 and a new calculation has been and will continue to be made at the end of each calendar quarter thereafter, with the Investment Adviser receiving 20% of any net new appreciation occurring during the preceding four calendar quarters. Thus, the fee is computed and paid on a "rolling quarter" basis.

      At  any time the incentive fee is to be calculated, if the net asset value per  share previously has reached a level at which an incentive fee was paid  (a
"previous  high  peak"), an additional incentive fee will be paid  only  on  the incremental  appreciation of the shares of Common Stock  over  the  shares'  net
asset  value  after payment of the previous incentive fee at such peak.   In  no
event will an incentive fee be paid for recoupment of losses.  Thus, if the  net asset  value  of  the shares of Common Stock falls below the initial  net  asset value,  or the previous high peak at which the incentive fee was paid (less  the incentive  fee paid at such level), no incentive fee will be due the  Investment
Adviser.   The  Investment Adviser will only be entitled to a further  incentive fee  if the net asset value of the shares increases beyond the initial net asset value,  or  its net asset value following payment of the incentive  fee  at  the
previous  high  peak,  as  the  case  may be.   Notwithstanding  the  foregoing,
incentive  fees  payable to the Investment Adviser under the Financial  Advisory
Agreement  will  not exceed the maximum amount which the Investment  Adviser  is entitled  to  receive under the 1940 Act.  During fiscal 1997, the Company  paid the  Investment  Adviser the base fee of $200,000.  No incentive  fee  has  been accrued  in fiscal 1997 since the Company's net asset value has been  below  the previous high peak.

     The Investment Adviser bears the expense of maintaining the staff necessary for  performing its obligations under the Financial Advisory Agreement  and  all
other  expenses  associated with its duties as Investment Adviser.   Other  than
fees  payable  under  the Financial Advisory Agreement,  the  Company  bears  no operating  expenses  other  than normal operating expenses  such  as  legal  and auditing  fees, taxes and all direct expenses related to an investment including all investment, legal and accounting expenses.

     The Financial Advisory Agreement continues from year to year if approved by a  majority  of  independent directors and unless not less than  30  days  prior written  notice is given by a party of its intention not to renew.  In  November
1997,  the  independent directors of the Company approved  the  renewal  of  the
Financial  Advisory  Agreement for a one-year period.   The  Financial  Advisory
Agreement is not assignable and may be terminated by either party upon  60  days prior written notice given to the other party.




ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

      The following table sets forth, as of December 17, 1997, the beneficial ownership of the shares of Common Stock of the Company of (i) each person known by the Company to beneficially own more than five percent of the Common Stock,
(ii) each director of the Company, (iii) the Company's Chief Executive Officer and (iv) all executive officers and directors as a group.

Name and Address                                     Amount and Nature
of Beneficial Stockholder                            of Beneficial    Percentage
of
or  Identity  of  Group(1)                              Ownership         Common
Stock

Officers and Directors:
Martin D. Sass                                        71,300          7.6
Hugh R. Lamle                                         48,600          5.2
James B. Rubin                                           -0-          -0-
Thomas M. Garvin                                         -0-          -0-
Lawrence W. Leighton                                   1,000            *
Edward Lowenthal                                       3,000            *
Daniel R. Mazziota                                       200            *
Guy E. Waldvogel                                         -0-          -0-

All executive officers and directors
as a group (nine persons)                         124,300(2)          13.2

5% or Greater Shareholders:
Curators Partners, L.P.                         94,034(3)(4)          10.0
420 Lexington Avenue
New York, New York

Robert Schneider                                52,945(3)(5)           5.6
2 Broadway
New York, New York

____________________
*Less than one percent

(1)  Unless otherwise indicated, the address of each beneficial owner is c/o the
     Company, 1185 Avenue of the Americas, 18th Floor, New York, NY 10036.
(2)  Includes 200 shares of Common Stock held by Martin E. Winter, the Company's
     Secretary-Treasurer.
(3)  Based on a Schedule 13D filed with the SEC.
(4)  Includes 56,900 shares of Common Stock held by certain accounts managed  by
     Curators Capital Management, Inc., an affiliate of Curators Partners, L.P.
(5)  Includes  12,000 shares of Common Stock owned jointly with Mr.  Schneider's
     spouse.   Excludes 18,650 shares of Common Stock owned by  Mr.  Schneider's spouse  over which Mr. Schneider disclaims beneficial ownership and  31,449 shares  owned by RAS Securities Corp., a registered broker-dealer, acquired in  its ordinary course of business and over which Mr. Schneider has voting and dispositive power.




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

     (3)  Exhibits

          Exhibit   Description of Exhibit

          1         Form of Amended and Restated Certificate of Incorporation(1)
          2         By-Laws, as amended(1)
          4         Form of Common Stock certificate (1)
          10.2      Revised  Form  of Financial Advisory Agreement  between  the
                    Company and M.D. Sass Investors Services, Inc.(1)
          27.1      Financial Data Schedule (SEC use only)

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

                                   CORPORATE RENAISSANCE GROUP, INC.


                                      By:  /s/ Martin D. Sass
                                      Martin D. Sass
                                      Chairman of the Board and
                                      Chief Executive Officer
Dated:  December ____, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures           Title                          Date


/s/ Martin D. Sass   Chairman of the Board, Chief   ________________
Martin D. Sass       Executive Officer and Director
                     (Principal Executive Officer)

/s/ Hugh R. Lamle    Executive Vice President       ________________
Hugh R. Lamle        and Director

/s/ James B. Rubin   Senior Vice President          ________________
James B. Rubin       and Director

/s/ Martin E. Winter Secretary-Treasurer (Principal ________________
Martin E. Winter     Financial and Accounting Officer)

/s/ Thomas M. Garvin Director                       ________________
Thomas M. Garvin

/s/ Lawrence W. Leighton Director                   ________________
Lawrence W. Leighton

/s/ Edward Lowenthal Director                       ________________
Edward Lowenthal

/s/ Daniel R. Mazziota   Director                   ________________
Daniel R. Mazziota

/s/ Guy E. Waldvogel Director                       ________________
Guy E. Waldvogel

