Form 10-Q
period 1997-12-31
CORPORATE RENAISSANCE GROUP INC
filed 1998-02-12
CIK 890399

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1997
OR

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


__________________________________________________________
Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X] No [   ]

The number of shares outstanding of the Registrant's common stock is 940,350 (as of February 10, 1998).

                        CORPORATE RENAISSANCE GROUP, INC.

                                      INDEX



                                                      Page

PART I - FINANCIAL INFORMATION

ITEM 1.


Statements of Assets and Liabilities
as of December 31, 1997 and
September 30, 1997                                    3


Statements of Operations and Changes
in Net Assets for the Quarter ended
December 31, 1997 and December 31, 1996               4


Statements of Cash Flows for the Quarters ended
December 31, 1997 and December 31, 1996               5


Schedule of Investments, December 31, 1997            6


Notes to Financial Statements                         7




ITEM 2.


Management's Discussion and Analysis of Financial
Condition and Results of Operations                  12



PART II - OTHER INFORMATION

                        CORPORATE RENAISSANCE GROUP, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (Unaudited)



                                                 December 31,      September 30,
                                                      1997            1997

ASSETS
Investments in securities, at market value
(cost $5,123,873 and $6,411,446 respectively)         $4,742,899  $6,639,114
Cash and cash equivalents                              2,985,310     950,692
Income taxes receivable                                  33,132        9,755
Accrued interest receivable                               3,548        1,204
Other assets                                             39,247        3,997
                                                       _________________________
Total Assets                                           7,804,136    7,604,762

LIABILITIES

Deferred fees                                            20,892       29,845
Accounts payable and accrued expenses                    37,428       25,960
Deferred taxes payable                                   49,405           --
                                                       _________________________
Total liabilities                                       107,725       55,805
                                                       _________________________
Net assets                                             $7,696,411   $7,548,957
                                                       _________________________

NET ASSETS

Common stock, (par value $.01
per share 20,000,000 shares
authorized: 940,350 and 956,100
shares issued and outstanding,
respectively)                                           $  9,404    $  9,404

Additional paid-in capital                              7,690,280   7,690,280

Accumulated income (losses):

Accumulated net operating loss
before security transactions                            (726,790)   (1,457,085)

Accumulated net realized gains
from sale of investments                                1,236,240   1,210,438

Net unrealized appreciation
of investments                                          (512,723)     95,920
                                                       _________________________
                                                         (3,273)    (150,727)
                                                       _________________________
Net assets                                              $7,696,411  $7,548,957
                                                       _________________________
Net asset value per share of
common stock outstanding                                $    8.18   $    8.03
                                                       _________________________
See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC
               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
                                   (Unaudited)

                                                    For the           For the
                                                    Quarter           Quarter
                                                     Ended             Ended
                                                    December          December
                                                    31, 1997          31, 1996

Income:
Dividend                                                 $830,967         --
Fee                                                         8,954         --
Interest                                                    8,053      5,194
                                                          __________  __________
Total income                                              847,974      5,194
                                                          __________  __________
Expenses:
Financial advisory                                         50,000     50,000
Investment banking                                             --      8,333
Professional                                               12,300     12,300
Insurance                                                  11,750     14,000
Board of directors                                         12,500     12,500
Other operating                                             3,035      3,530
                                                          __________  __________
Total expenses                                             89,585     100,663
                                                          __________  __________

Operating income/(loss)
before income tax benefit                                 758,389     (95,469)

Income tax (expense) benefit                              (28,094)    33,703
                                                          __________  __________
Net operating income/(loss)
before security transactions                              730,295     (61,766)
                                                          __________  __________

NET REALIZED AND
UNREALIZED GAINS FROM
INVESTMENTS:

Net realized gains/(losses)
from sales of investments                                  27,533     (428,754)

Change in net unrealized
Appreciation/(depreciation) of
investments                                               (608,643)   749,285

Income tax expense arising from
net realized gains/(losses) and net
unrealized appreciation/(depreciation)
of investments                                            (1,731)     (113,156)
                                                          __________  __________
Net realized and unrealized gains/(losses)
on investments                                            (582,841)   207,375
                                                          __________  __________
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                $147,454    $145,609
                                                          __________  __________
Net assets at beginning of period                        $7,548,957  $9,236,869
Net decrease in net assets resulting
from treasury stock purchases                                  --     (125,137)
                                                          __________  __________
Net assets at end of period                              $7,696,411  $9,257,341
                                                          __________  __________

Per Share Data:
Net operating gain/(loss) before security transactions   $     .94   $    (.07)
Net realized (losses) from sales of investments               (.14)       (.29)
Net unrealized (depreciation)/appreciation of investments     (.65)        .51
Net gain on treasury stock transactions                         --         .03
                                                          __________  __________
Net increase in net asset value resulting from operations      .15         .18
                                                          __________  __________
Net asset value per common share at beginning of period       8.03        9.66
                                                          __________  __________
Net asset value per common shares at end of period       $    8.18   $    9.84
                                                          __________  __________
See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the         For the
                                                    Quarter        Quarter
                                                      Ended        Ended
                                                     12/31/97     12/31/96

Cash Flows from Operating Activities:
Net increase in net assets
 resulting from operations                             $147,454       $145,609

Adjustments to reconcile net increase/
(decrease) in net assets resulting from
operations to net cash (used in)/provided by operating activities:

Change in net unrealized appreciation
of investments                                          608,642       (749,285)
Realized (gains)/losses  from sale of
investments                                            (27,533)       428,754
Deferred income tax provision                                --       79,453
(Increase) decrease in operating assets:
Income taxes receivable                                (23,377)        1,359
Accrued interest receivable                             (2,344)          491
Other assets                                           (35,250)       (32,999)
Increase (decrease) in operating liabilities:
Deferred liability                                      (8,953)           --
Income taxes payable                                     49,405           --
Accounts payable and accrued expenses                    11,468       (7,690)
                                                       ____________   __________
Net cash flows (used in) operating activities           719,512       (134,308)
                                                       ____________   __________

Cash Flows from Investing Activities:
Purchase of securities                                 (741,320)      (237,201)
Proceeds from recapitalized investment                 2,018,107          --
Proceeds from sale of securities                         38,319           --
                                                       ____________   __________
Net cash flows provided by/(used in)
investing activities                                   1,315,106      (237,201)
                                                       ____________   __________

Cash Flows from Financing Activities:
Purchase of treasury stock                                   --       (125,137)
                                                       ____________   __________
Net cash flows (used in) financing activities                --       (125,137)
                                                       ____________   __________

Net increase/(decrease) in cash
and cash equivalents                                   2,034,618      (496,646)

Cash and Cash Equivalents, at the
beginning of the period                                 950,692       509,257
                                                       ____________   __________

Cash and Cash Equivalents, at the
end of the period                                      $2,985,310     $12,611
                                                       ____________   __________

Supplemental Disclosure:
Income taxes paid, net                                 $  3,797       $(1,359)
                                                       ____________   __________

See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.
                           SCHEDULE OF INVESTMENTS (1)
                                DECEMBER 31, 1997

Shares or      Type of Issue               Original    Market        % of Net
Face               and                     Cost        Value          Assets
Value          Name of Issuer

Reorganized Companies
Common Stock

607,400   Computervision Corporation (2)  $3,182,038    $2,315,713     30.1%
453,620   CVSI Acquisition Co., L.L.C. (3)   453,620       453,620      5.9%
7,930     Seaman Furniture - Class A        158,059        212,519       .3%
25,112    Seaman Furniture - Class B        500,525        672,984      8.7%
                                          ______________  ____________
          Total Reorganized Companies     4,294,242       3,654,836



Other Investments
Common Stock

10,007    Tenet Healthcare Corp.             88,311        331,482        4.3%
1,533,000 Signet Group Plc                  741,320        756,581        9.8%
          Total Other Investments           829,631       1,088,063
                                          ______________  ____________
          Total Investments               $5,123,873      $4,742,899


___________________________

(1)  Notes to Schedule of Investments:
       The listed investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing, except for Seamans Furniture described in Note 9. See Note 1.

(2)  Company merged with Parametric Technology Corporation on January 12, 1998.
See Note 10.

(3) Represents a beneficial interest in 453,620 shares of CVSI Inc., which is not considered to be a readily marketable security.

                        CORPORATE RENAISSANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.   Organization and Operation of the Company

      Corporate Renaissance Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on June 19, 1992. The Company is a non-diversified, closed-end investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended by the Small Business Incentive Act of 1980. The Company offers investors the opportunity to participate in investments in companies which the Company believes have viable existing businesses generating substantial revenues in established markets, and have recently completed or are in the process of undergoing financial restructuring ("Reorganized Companies") and where, as a result, the Company can ultimately obtain an equity position at a discount from market value for comparable companies that are not financially troubled. The Company's investments are generally not expected to produce meaningful levels of investment income. It is the Company's objective to select investment opportunities which the Company believes offer the potential for substantial capital appreciation.

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

      On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of December 31, 1997, 15,750 shares have been repurchased at an average cost of $7.93 per share.

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

     c.   Income Taxes

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at December 31, 1997 for federal income tax purposes and financial reporting purposes was the same.

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

3.   Income Taxes

     The components of income tax (benefit) on pre-tax income $177,279 are as follows:

     Federal:
                         Current           $       46,708
                         Deferred                  (126,975)
                                                   (80,267)

     State and Local:
                         Current                   (16,883)
                         Deferred                  (7,520)
                                                   (24,403)
     Allowance for deferred tax asset                134,495

                                           Total   $ 29,825

      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore create a temporary difference. As of December 31, 1997, there is no net deferred tax liablity.

      A valuation allowance must be established to offset any portion of a deferred tax asset which more likely than not will not produce a future benefit. A valuation allowance in the amount of $134,495 was established as of December 31, 1997.

     The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same. The benefit from the graduated federal tax rate is offset by the state and local tax liability.

4.   Financial Advisory Fees

       The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). Upon completion of the Company's offering of its common shares, the Company entered into a two-year Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser receives a base fee of $200,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at December 31, 1997.

5.   Board of Directors Fees

      The Company pays each of its five independent directors an annual fee of $10,000 for the directors' services as such.

6.   Investment Transactions

      As  of  December  31,  1997  the accumulated  unrealized  appreciation  on
investments   was   $380,974,  consisting  of  $485,351  of   gross   unrealized
appreciation and $866,325 of gross unrealized depreciation.

7.   Concentration of Credit Risk and Off-Balance Sheet Risk

      The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterparty or the Company's regulated clearing brokers cannot fulfill their contractual obligations.

     The Company's activities with off balance sheet risk include the writing of traded stock market index options. The Company is subject to market risk associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset and then bears the risk of unfavorable changes in the price of the stock index underlying the option. There were no written options outstanding at December 31, 1997.

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

     In connection with the acquisition of CVSI, the Company received $89,535 of investment banking fees and $35,814 of consulting fees. The consulting fees are being amortized over a one-year period. As of December 31, 1997, $14,923 of consulting income has been recognized. The Investment Adviser and certain of its clients and affiliates who acquired shares of CVSI also received investment banking and consulting fees.

9.   Investment in Seaman Furniture Company, Inc.

In August 1997, Seaman Furniture Company, Inc. ("Seamans") entered into an Agreement and Plan of Merger, as amended on September 4, 1997 (the "Merger Agreement") with SFC Merger Company ("Newco"), a Delaware corporation formed and wholly owned by the Investment Adviser and its affiliates (including the Company), T. Rowe Price Recovery Fund, L.P. ("Price") and Carl Marks Management Co., L.P. ("Marks," and collectively with the Investment Adviser and Price, the "Funds"), pursuant to which the Funds will acquire through a merger (the "Merger") all of the outstanding common stock of Seamans not already owned by the Funds (the "Public Stock"). Upon consummation of the Merger, Newco merged with and into Seamans and each share of Public Stock (other than dissenting shares) was converted into the right to receive $25.05 in cash and each existing Seamans stock option was converted into the right to receive $25.05 in cash per share purchasable thereunder, less the exercise price with respect thereto, other than certain options of officers of the Company which will be cancelled and reissued as options of equivalent or greater value following the Merger. Consummation of the Merger took place on December 23, 1997.

      Following consummation of the Merger, the Funds own all of the outstanding shares of Seamans Common Stock of which approximately 47.5% is owned by the Investment Adviser and its affiliates, including 4.1% by the Company. In addition, 19.3% of Seamans Common Stock, on a fully diluted basis, was reserved for issuance to certain officers and employees of Seamans upon the exercise of options. The Funds have received a distribution of approximately $67.0 million on the shares of Seamans held by them, of which approximately 30% represented a dividend and the balance a distribution in return of capital. Approximately $2.84 million of this distribution was received by the Company.

10.  Subsequent Events

      On November 4, 1997, Computervision Corporation ("CVN") and Parametric Technology Corporation ("PTC") announced a definitive merger agreement under which PTC will acquire CVN in a stock-for-stock transaction. Under the terms of the Agreement, each share of CVN common stock will be exchanged for .0866 shares (approximately 52,600 total shares) of PTC common stock. This transaction closed on January 12, 1998.

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


Liquidity and Capital Resources

      The Company is a non-diversified, closed-end management investment company which has elected to be treated as a special type of investment company known as a business development company under the Investment Company Act of 1940 (the "1940 Act") as amended by the Small Business Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies ("Portfolio Investments") which the Company believes have viable existing businesses generating substantial revenues in established markets, but which have recently completed, are in the process of undergoing or are likely to undergo a financial restructuring pursuant to bankruptcy or reorganization proceedings or on a negotiated basis outside of bankruptcy or reorganization proceedings and where, as a result, the Company can ultimately obtain an equity position (either common or preferred stock) at a discount from market value for comparable companies that are not financially troubled. Such investments are not generally available to the public because they require large financial commitments and, in some cases, managerial assistance. The Company may make these investments either on its own or, more likely, jointly with other investors, including investment partnerships managed or advised by M.D. Sass Investors Services, Inc. (the "Investment Adviser") and its affiliates. Any investments with affiliates of the Company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the Commission in November 1994. A portion of the Company's portfolio is invested in other securities, including securities of financially distressed companies, where the Company believes that it can generate capital appreciation by engaging in portfolio trading.

     The Company has retained the Investment Adviser as the Company's investment adviser to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser. The activities of the Investment Adviser on behalf of the Company are subject to supervision by the independent directors of the Company.

      As described in Note 9 to the Financial Statements included in Item 1 of this Report, during the quarter ended December 31, 1997, the Company received a distribution of approximately $2,840,000 in connection with a "going private" transaction involving Seaman Furniture Company, Inc. ("Seamans"), one of the
Company's Portfolio Investments. In addition, as described in Note 10 to the Financial Statements included in Item 1 of this Report, during the quarter ended December 31, 1997, Computervision Corporation, another of the Company's Portfolio Investments, agreed to be acquired by Parametric Technology Corporation in a stock-for-stock transaction. Such transaction was consummated in January 1998.

      The Company's primary source of working capital is funds generated from investment activities. At December 31, 1997, the Company had cash and cash equivalents of $2,985,310, as compared to cash and cash equivalents of $950,692 at September 30, 1997. The increase in cash and cash equivalents was a result of the distribution received on the Company's Portfolio Investment in Seamans as described above.

      In addition, on November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. As of December 31, 1997, the Company had purchased 15,750 shares pursuant to this program at an average cost of $7.93 per share. In January 1988, the Company purchased an additional 10,000 shares pursuant to this program at an average cost of $5.875 per share.


Results of Operations

      Quarter ended December 31, 1997 as compared to quarter ended December 31, 1996

     During the quarter ended December 31, 1997, the Company had interest income of $8,053, as compared to interest income of $5,194 in the 1996 quarter. During the 1997 quarter, the Company also realized a distribution of $830,967 from its Portfolio Investment in Seamans and $8,954 in investment banking and consulting fees relating to another Portfolio Investment. Operating expenses during the 1997 quarter were $89,585, as compared to $100,663 in the 1996 quarter. This decrease is primarily attributable to fees payable to an investment banking firm accrued during the 1996 quarter pursuant to an Investment Banking Agreement which expired in October 1996. For the quarter ended December 31, 1997, the Company had operating pre-tax income and operating income after a $127,757 income tax benefit of $758,389 and $886,146, respectively, as compared to a pre-tax loss and net operating loss for the 1996 quarter of $95,469 and $61,766, respectively. The pre-tax and net income earned in the 1997 quarter was attributable to the distribution realized during the quarter on the Portfolio Investment in Seamans. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

      During the quarter ended December 31, 1997, the Company had net realized gains from sale of investments of $27,533, as opposed to net realized losses from sale of investments of $428,754 during the 1996 quarter. For the quarter ended December 31, 1997, the Company had net unrealized depreciation of investments of $608,643, as compared to net unrealized appreciation of investments of $749,285 in the 1996 quarter. For the 1997 quarter, the Company had net realized and unrealized losses on investments of $738,692, as compared to net realized and unrealized losses on investments of $207,375 for the 1996 quarter and, after giving effect to net operating losses, an increase in net assets resulting from operations of $147,454 in the 1997 quarter, as compared to an increase in net assets resulting from operations of $145,609 in the 1996 quarter.

Net Asset Value

      At December 31, 1997, the Company had a net asset value of $8.18 per share of Common Stock, an increase of $.15 per share from net asset value at September 30, 1997 of $8.03 per share.

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

Date:  February 12, 1998         CORPORATE RENAISSANCE GROUP, INC.



                                 By:  /s/Martin D. Sass

                                    Martin D. Sass, Chairman of the Board
                                    and Chief Executive Officer



                                 By:  /s/Martin E. Winter

                                    Martin E. Winter, Secretary-Treasurer
                                    (Principal Financial and Accounting Officer)