Form 10-Q
period 1998-03-31
CORPORATE RENAISSANCE GROUP INC
filed 1998-05-11
CIK 890399

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                   FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

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


   -------------------------------------------------------------------------
   Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock is 909,150 (as of March 31, 1998).

                       CORPORATE RENAISSANCE GROUP, INC.

                                     INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.

Statements of Assets and Liabilities as of March 31, 1998 and
September 30, 1997 .....................................................       3

Statements of Operations and Changes in Net Assets for
the Quarters ended March 31, 1998 and March 31, 1997 and
for the Six Months ended March 31, 1998 and March 31, 1997 .............       4

Statements of Cash Flows for the Six Months ended
March 31, 1998 and March 31, 1997 ......................................       5

Schedule of Investments, March 31, 1998 ................................       6

Notes to Financial Statements ..........................................    7-11

ITEM 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations ....................................      12

PART II - OTHER INFORMATION

                       CORPORATE RENAISSANCE GROUP, INC.

                     STATEMENTS OF ASSETS AND LIABILITIES
                                  (Unaudited)

                                                                        MARCH 31,       SEPTEMBER 30,
                                                                           1998              1997
                                                                        ---------         ---------
ASSETS

Investments in securities, at market value
     (cost $5,031,053 and $6,411,446 respectively) .............      $ 5,882,328       $ 6,639,114
Cash and cash equivalents ......................................        3,041,463           950,692
Income taxes receivable ........................................             --               9,755
Accrued interest receivable ....................................            4,178             1,204
Other assets ...................................................           27,497             3,997
                                                                        ---------         ---------

    Total Assets ...............................................        8,955,466         7,604,762

LIABILITIES

Deferred Fees ..................................................           11,938            29,845
Accounts payable and accrued expenses ..........................           22,280            25,960
Deferred taxes payable .........................................          463,026              --
                                                                        ---------         ---------
    Total liabilities ..........................................          497,244            55,805
                                                                        ---------         ---------
      Net assets ...............................................      $ 8,458,222       $ 7,548,957
                                                                      ===========       ===========

COMMITMENTS AND CONTINGENCIES
   (NOTE 8)

NET ASSETS

Common stock (par value $.01 per share
    20,000,000 shares authorized;
    940,350 shares issued and outstanding) .....................      $     9,404       $     9,404

Additional paid-in capital .....................................        7,690,280         7,690,280
Treasury stock, at cost (31,200 shares) ........................         (207,800)             --
Accumulated income (losses):
Accumulated net operating loss before security
     Transactions ..............................................         (769,167)       (1,457,085)
Accumulated net realized gains from sale of
     Investments ...............................................        1,344,819         1,210,438
Net unrealized appreciation of investments .....................          390,686            95,920
                                                                        ---------         ---------
                                                                         966,338           (150,727)
                                                                        ---------         ---------
Net assets .....................................................      $ 8,458,222       $ 7,548,957
                                                                      ===========       ===========

Net asset value per share of common stock outstanding ..........      $      9.30       $      8.03
                                                                      ===========       ===========

                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC

              STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
                                  (Unaudited)


                                                                                                     FOR THE SIX        FOR THE SIX
                                                            FOR THE QUARTER     FOR THE QUARTER      MONTHS ENDED       MONTHS ENDED
                                                            ENDED MARCH 31,     ENDED MARCH 31,        MARCH 31,          MARCH 31,
                                                                   1998               1997               1998               1997
                                                               -----------        -----------        -----------        -----------
Income:
    Dividend ...........................................       $      --          $      --          $   830,967        $      --
    Interest ...........................................            38,685              2,957             46,738              8,151
    Fee ................................................             8,954               --               17,907               --
                                                               -----------        -----------        -----------        -----------
          Total income .................................            47,639              2,957            895,612              8,151
                                                               -----------        -----------        -----------        -----------

Expenses:
    Financial advisory .................................            50,000             50,000            100,000            100,000
    Investment banking .................................              --                 --                 --                8,333
    Professional .......................................            12,300             12,300             24,600             24,600
    Insurance ..........................................            11,750             11,750             23,500             25,750
    Board of directors .................................            12,500             12,500             25,000             25,000
    Other operating ....................................             3,466              5,674              6,500              9,204
                                                               -----------        -----------        -----------        -----------
        Total expenses .................................            90,016             92,224            179,600            192,887
                                                               -----------        -----------        -----------        -----------

Operating gain/(loss) before income tax benefit.........           (42,377)           (89,267)           716,012           (184,736)

Income tax (expense)/benefit ...........................              --               29,885            (28,094)            63,588
                                                               -----------        -----------        -----------        -----------

Net operating gain/(loss) before security
    transactions .......................................           (42,377)           (59,382)           687,918           (121,148)
                                                               -----------        -----------        -----------        -----------

NET REALIZED AND UNREALIZED GAINS/(LOSSES)
    FROM INVESTMENTS:
Net realized gains/(losses) from sales of
    investments ........................................           256,764            190,992            284,297           (237,762)
Change in net unrealized
    appreciation/(depreciation) of investments .........         1,232,250         (2,469,245)           623,607         (1,719,960)
Income tax (expense)/benefit arising from
    net realized gains/(losses) and net
    unrealized appreciation/(depreciation) of
    investments ........................................          (477,026)           787,028           (478,757)           673,872
                                                               -----------        -----------        -----------        -----------
    Net realized and unrealized
    gains/(losses) on investments ......................         1,011,988         (1,491,225)           429,147         (1,283,850)
                                                               -----------        -----------        -----------        -----------
NET INCREASE/(DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS ..........................           969,611         (1,550,607)         1,117,065         (1,404,998)

Net assets at beginning of period ......................         7,696,411          9,527,341          7,548,957          9,236,869
Net increase/(decrease) in net assets

    resulting from treasury stock purchases ............          (207,800)              --             (207,800)          (125,137)
                                                               -----------        -----------        -----------        -----------
Net assets at end of period ............................       $ 8,458,222        $ 7,706,734        $ 8,458,222        $ 7,706,734
                                                               ===========        ===========        ===========        ===========

Per Share Data:
  Net operating loss before security
       Transactions ....................................       $      (.19)       $      (.06)       $       .75        $      (.13)



                                                                                                     FOR THE SIX        FOR THE SIX
                                                            FOR THE QUARTER     FOR THE QUARTER      MONTHS ENDED       MONTHS ENDED
                                                            ENDED MARCH 31,     ENDED MARCH 31,        MARCH 31,          MARCH 31,
                                                                   1998               1997               1998               1997
                                                               -----------        -----------        -----------        -----------
  Net realized gains/(losses) from sales of
       Investments .....................................               .28                .13                .14               (.16)
  Net unrealized (depreciation) of
       Investments .....................................               .95              (1.71)               .30              (1.20)
  Net gain on treasury stock transactions ..............               .08               --                  .08                .03
                                                               -----------        -----------        -----------        -----------
  Net (decrease) in net asset value
       resulting from operations .......................              1.12              (1.64)              1.27              (1.46)
  Net asset value per common
       share at beginning of period ....................              8.18               9.84               8.03               9.66
                                                               -----------        -----------        -----------        -----------
  Net asset value per common
       share at end of period ..........................       $      9.30        $      8.20        $      9.30        $      8.20
                                                               ===========        ===========        ===========        ===========

                       CORPORATE RENAISSANCE GROUP, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                   FOR THE SIX          FOR THE SIX
                                                                                                   MONTHS ENDED         MONTHS ENDED
                                                                                                  MARCH 31, 1998      MARCH 31, 1997
                                                                                                   -----------          -----------
Cash Flows from Operating Activities:

Net increase/(decrease) in net assets resulting from operations ..........................         $ 1,117,065          $(1,404,998)
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
      Change in net unrealized (appreciation)/depreciation of investments ................            (623,607)           1,719,960
      Realized losses from sale of investments ...........................................            (284,297)             237,762
      Deferred income tax (benefit) ......................................................                --               (737,460)
  (Increase)/decrease in operating assets:
      Income taxes receivable ............................................................               9,755                1,359
      Accrued interest receivable ........................................................              (2,974)                 181
      Other assets .......................................................................             (23,500)             (21,250)
  Increase/(decrease) in operating liabilities:
      Deferred liability .................................................................             (17,907)                --
      Income taxes payable ...............................................................             463,026                 --
      Accounts payable and accrued expenses ..............................................              (3,681)             (28,104)
                                                                                                   -----------          -----------
      Net cash flows provided by (used in) operating activities ..........................             633,881             (232,550)
                                                                                                   -----------          -----------

Cash Flows from Investing Activities:
      Purchase of securities .............................................................            (736,843)            (237,201)
      Proceeds from sale of securities ...................................................             383,426              343,761
      Proceeds from recapitalized investment .............................................           2,018,107                 --
                                                                                                   -----------          -----------
        Net cash flows provided by investing activities ..................................           1,664,690              106,560
                                                                                                   -----------          -----------

Cash Flows from Financing Activities:
      Purchase of treasury stock .........................................................            (207,800)            (125,137)
                                                                                                   -----------          -----------
        Net cash flows (used in) financing activities ....................................            (207,800)            (125,137)
                                                                                                   -----------          -----------

Net increase/(decrease) in cash and cash equivalents .....................................           2,090,771             (251,127)

Cash and Cash Equivalents, at the beginning of the period ................................             950,692              509,257
                                                                                                   -----------          -----------
Cash and Cash Equivalents, at the end of the period ......................................           3,041,463              258,130
                                                                                                   ===========          ===========

Supplemental Disclosure:
      Income taxes paid/(refunded) .......................................................         $    30,273          $    (1,359)
                                                                                                   ===========          ===========

                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.

                           SCHEDULE OF INVESTMENTS(1)

                                MARCH 31, 1998


                              TYPE OF ISSUE                                                                              % OF
       SHARES OR                   AND                                        ORIGINAL                MARKET              NET
       FACE VALUE             NAME OF ISSUER                                    COST                   VALUE            ASSETS
       ----------    ------------------------------------                ----------------        --------------      ----------
                          Reorganized Companies
                     ------------------------------------
                               Common Stock
                     ------------------------------------
         105,200     Parametric Technology Corporation                 $        3,177,528      $      3,504,475          41.5%
         453,620     CVSI Acquisition Co., L.L.C.(2)                              453,620               453,620           5.4%
           7,930     Seaman Furniture - Class A                                   158,059               212,524           2.5%
          25,112     Seaman Furniture - Class B                                   500,526               673,002           8.0%
                                                                          ----------------        --------------
                           Total Reorganized Companies                          4,289,733             4,843,621
                                                                          ----------------        --------------

                             Other Investments
                     ------------------------------------
                               Common Stock
                     ------------------------------------
       1,533,000     Signet Group Plc                                             741,320             1,038,707          12.3%
                                                                          ----------------        --------------
                           Total Other Investments                                741,320             1,038,707
                                                                          ----------------        --------------
                           Total Investments                           $        5,031,053      $      5,882,328
                                                                          ================        ==============

---------

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

                                MARCH 31, 1998

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

         On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of March 31, 1998, 46,950 shares have been repurchased at an average cost of $7.09 per share.

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

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998

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

         c.       Income Taxes

         The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at March 31, 1998 for federal income tax purposes and financial reporting purposes was the same.

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

3.       Income Taxes


         The components of income tax (benefit) on pre-tax income $1,623,915 are as follows:

          Federal:

                 Current                            $         148,017
                 Deferred                                     311,986
                                                       ---------------
                                                              460,003
                                                       ---------------

          State and Local:

                 Current                                        8,765
                 Deferred                                      38,082
                                                       ---------------
                                                               46,848
                                                       ---------------

                                       Total        $         506,851
                                                       ===============

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998

3.       Income Taxes (continued)

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore create a temporary difference.

         The Company's effective income tax rate is lower than the U.S. federal statutory rate due to the benefit from the graduated federal tax rate.

4.       Financial Advisory Fees

         The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). On November 13, 1997, the Company renewed its Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser receives a base fee of $200,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at March 31, 1998.

5.       Board of Directors Fees

         The Company pays each of its five independent directors an annual fee of $10,000 for the directors' services as such.

6.       Investment Transactions

         As of March 31, 1998 the accumulated unrealized appreciation on investments was $851,275.

7.       Concentration of Credit Risk and Off-Balance Sheet Risk

         The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterparty or the Company's regulated clearing brokers cannot fulfill their contractual obligations.

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998

7.       Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

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

         In connection with the acquisition of CVSI, the Company received $89,535 of investment banking fees and $35,814 of consulting fees. The consulting fees are being amortized over a one-year period. As of March 31, 1998, $23,876 of consulting income has been recognized. The Investment Advisor and certain of its clients and affiliates who acquired shares of CVSI also received investment banking and consulting fees.

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

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998

9.       Investment in Seaman Furniture Company, Inc. (continued)

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

10.      Investment in Parametric Technology Corporation

         On November 4, 1997, Computervision Corporation ("CVN") and Parametric Technology Corporation ("PTC") announced a definitive merger agreement under which PTC will acquire CVN in a stock-for-stock transaction. Under the terms of the Agreement, each share of CVN common stock was exchanged for .0866 shares (approximately 52,600 total shares) of PTC common stock. This transaction closed on January 12, 1998. On February 20, 1998, PTC declared a "2 for 1" stock split. As a result, effective March 6, 1998 the Company owned 105,200 shares.

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

Liquidity and Capital Resources

         The Company is a non-diversified, closed-end management investment company which has elected to be treated as a special type of investment company known as a business development company under the Investment Company Act of 1940 (the "1940 Act") as amended by the Small Business Act of 1980. The Company's primary investment objective is to achieve long-term capital appreciation through investments in companies ("Portfolio Investments") which the Company believes have viable existing businesses generating substantial revenues in established markets, but which have recently completed, are in the process of undergoing or are likely to undergo a financial restructuring pursuant to bankruptcy or reorganization proceedings or on a negotiated basis outside of bankruptcy or reorganization proceedings and where, as a result, the Company can ultimately obtain an equity position (either common or preferred stock) at a discount from market value for comparable companies that are not financially troubled. Such investments are not generally available to the public because they require large financial commitments and, in some cases, managerial assistance. The Company may make these investments either on its own or, more likely, jointly with other investors, including investment partnerships managed or advised by M.D. Sass Investors Services, Inc. (the "Investment Adviser") and its affiliates. Any investments with affiliates of the Company will be subject to restrictions under the 1940 Act and conditions set forth in an exemptive order granted by the Commission. A portion of the Company's portfolio is invested in other securities, including securities of financially distressed companies, where the Company believes that it can generate capital appreciation by engaging in portfolio trading.

         The Company has retained the Investment Adviser as the Company's investment adviser to identify, negotiate, manage and liquidate investments for the Company. The Company invests only in transactions recommended by the Investment Adviser. The activities of the Investment Adviser on behalf of the Company are subject to supervision by the independent directors of the Company.

         As described in Note 9 to the Financial Statements included in Item 1 of this Report, in December 1997, the Company received a distribution of approximately $2,840,000 in connection with a "going private" transaction involving Seaman Furniture Company, Inc. ("Seamans"), one of the Company's Portfolio Investments. In addition, as described in Note 10 to the Financial Statements included in Item 1 of this Report, in January 1998, Computervision Corporation, another of the Company's Portfolio Investments, was acquired by Parametric Technology Corporation in a stock-for-stock transaction.

         The Company's primary source of working capital is funds generated from investment activities. At March 31, 1998, the Company had cash and cash equivalents of $3,026,588, as compared to cash and cash equivalents of $950,692 at September 30, 1997. The increase in cash and cash equivalents was a result of the distribution received on the Company's Portfolio Investment in Seamans as described above.

         In addition, on November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. As of March 31, 1998, the Company had purchased 46,950 shares pursuant to this program at an average cost of $7.09 per share.

         The Board of Directors of the Company is actively exploring various strategic alternatives for enhancing stockholder value including, among others, acquiring an operating company and withdrawing the Company's BDC election; adopting a plan of liquidation; or restructuring the Company, possibly in connection with raising additional capital.

Results of Operations


         Quarter ended March 31, 1998 as compared to quarter ended March 31,
1997

         During the quarter ended March 31, 1998, the Company had interest income of $36,685, as compared to interest income of $2,957 in the 1997 quarter. Operating expenses during the 1998 quarter were $90,016, as compared to $92,224 in the 1997 quarter. For the quarter ended March 31, 1998, the Company had a pre-tax loss and net operating loss of $42,377, as compared to a pre-tax loss and net operating loss for the 1997 quarter of $89,267 and $59,382, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

         During the quarter ended March 31, 1998, the Company had net realized gains from sale of investments of $256,764, as compared to net realized gains from sale of investments of $190,992 during the 1997 quarter. For the quarter ended March 31, 1998, the Company had net unrealized appreciation of investments of $1,232,250, as compared to net unrealized depreciation of investments of $2,469,245 in the 1997 quarter. For the 1998 quarter, the Company had net realized and unrealized gains on investments of $1,011,988, as compared to net realized and unrealized losses on investments of $1,491,225 for the 1997 quarter and, after giving effect to net operating losses, an increase in net assets resulting from operations of $969,611 in the 1998 quarter, as compared to a decrease in net assets resulting from operations of $1,550,607 in the 1997 quarter.

         Six months ended March 31, 1998 as compared to six months ended March 31, 1997

         During the six months ended March 31, 1998, the Company had interest income of $46,738, as compared to interest income of $8,151 in the 1997 period. During the 1998 period, the Company also realized a distribution of $830,967 from its Portfolio Investment in Seamans and $17,907 in investment banking and consulting fees relating to another Portfolio Investment. Operating expenses during the 1998 period were $179,600, as compared to $192,887 in the 1997 period. This decrease is primarily attributable to fees payable to an investment banking firm accrued during the 1997 period pursuant to an Investment Banking Agreement which expired in October 1996. For the six months ended March 31, 1998, the Company had operating pre-tax income and operating income after a $28,094 income tax expense of $716,012 and $687,918, respectively, as compared to a pre-tax loss and net operating loss for the 1997 period of $184,736 and $121,148, respectively. The pre-tax and net income earned in the 1998 period was attributable to the distribution realized during the period on the Portfolio Investment in Seamans. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

         During the six months ended March 31, 1998, the Company had net realized gains from sale of investments of $284,297, as compared to net realized losses from sale of investments of $237,762 during the 1997 period. For the six months ended March 31, 1998, the Company had net unrealized appreciation of investments of $623,607, as compared to net unrealized depreciation of investments of $1,719,960 in the 1997 period. For the 1998 period, the Company had net realized and unrealized gains on investments of $429,147, as compared to net realized and unrealized losses on investments of $1,283,850 for the 1997 period and, after giving effect to net operating losses, an increase in net assets resulting from operations of $1,117,065 in the 1998 period, as compared to a decrease in net assets resulting from operations of $1,404,998 in the 1997 period.

Net Asset Value

         At March 31, 1998, the Company had a net asset value of $9.30 per share of Common Stock, an increase of $1.27 per share from net asset value at September 30, 1997 of $8.03 per share.

PART II - OTHER INFORMATION

1.       Legal Proceedings

         Not applicable.

2.       Changes in Securities

         Not applicable.

3.       Default Upon Senior Securities

         Not applicable.

4.       Submission of Matters to a Vote of Security Holders

         (a) On February 9, 1998, the Company held its Annual Meeting of Stockholders (the "Meeting").

         (b)  Not applicable.

         (c)  At the Meeting, the following matters were voted upon:

                  (i)  Election of Directors.

         The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                                               Withhold
         Name                            For                   Authority
         ----                            ---                   ---------
         Martin D. Sass                 617,810                 66,884
         Hugh R. Lamle                  617,810                 66,884
         James B. Rubin                 615,060                 69,634
         Thomas M. Garvin               615,060                 69,634
         Lawrence W. Leighton           617,810                 66,884
         Edward Lowenthal               617,810                 66,884
         Daniel E. Mazziota             617,310                 67,384
         Larry Dinkin                   615,060                 69,634

                  (ii) Ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending September 30, 1998.

                        With respect to the foregoing matter, 621,260 shares voted in favor, 63,234 shares against and 200 shares abstained. There were no broker non-votes.

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


Date:  May 11, 1998          CORPORATE RENAISSANCE GROUP, INC.



                             By:/s/ Martin D. Sass
                                -------------------------------------
                                Martin D. Sass, Chairman of the Board
                                 and Chief  Executive Officer

                             By:/s/ Martin E. Winter
                                -------------------------------------
                                Martin E. Winter, Secretary-Treasurer
                                 (Principal Financial and Accounting Officer)