Form 10-Q
period 1998-06-30
CORPORATE RENAISSANCE GROUP INC
filed 1998-08-13
CIK 890399

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

-------------------------------------------------------------------------------
   Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No
                                                   -----      -----

The number of shares outstanding of the Registrant's common stock is 898,150 (as of June 30, 1998).

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------


                                     INDEX
                                     -----

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.


Statements of Assets and Liabilities as of June 30, 1998 and
September 30, 1997---------------------------------------------------------2


Statements of Operations and Changes in Net Assets for the Quarters ended June 30, 1998 and June 30, 1997 and for the
Nine Months ended June 30, 1998 and June 30, 1997--------------------------3


Statements of Cash Flows for the Nine Months ended
June 30, 1998 and June 30, 1997 -------------------------------------------4


Schedule of Investments, June 30, 1998-------------------------------------5


Notes to Financial Statements----------------------------------------------6


ITEM 2.


Management's Discussion and Analysis of Financial


Condition and Results of Operations---------------------------------------11


PART II - OTHER INFORMATION
---------------------------

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                     STATEMENTS OF ASSETS AND LIABILITIES
                     ------------------------------------
                                  (UNAUDITED)


                                                            JUNE 30,         SEPTEMBER 30,
                                                              1998               1997
                                                           -----------       ------------
ASSETS
------
Investments in securities, at market value
     (cost $5,090,771 and $6,411,446 respectively)         $ 5,631,384       $ 6,639,114
Cash and cash equivalents                                    2,728,096           950,692
Income taxes receivable                                           --               9,755
Accrued interest receivable                                      3,468             1,204
Other assets                                                    15,747             3,997
                                                           -----------       -----------
    Total Assets                                             8,378,695         7,604,762

LIABILITIES
-----------

Deferred Fees                                                    2,985            29,845
Accounts payable and accrued expenses                            1,585            25,960
Taxes payable                                                  234,657              --
                                                           -----------       -----------
    Total liabilities                                          239,227            55,805
                                                           -----------       -----------
      Net assets                                           $ 8,139,468       $ 7,548,957
                                                           ===========       ===========

COMMITMENTS AND CONTINGENCIES
     (NOTE 8)

NET ASSETS
----------

Common stock (par value $.01 per share
    20,000,000 shares authorized;
    940,350 shares issued and outstanding)                 $     9,404       $     9,404

Additional paid-in capital                                   7,690,280         7,690,280
Treasury stock, at cost  (42,200 shares )                     (291,300)             --

Accumulated income (losses):
Accumulated net operating loss before security
     Transactions                                             (835,028)       (1,457,085)
Accumulated net realized gains from sale of
     Investments                                             1,344,819         1,210,438
Net unrealized appreciation of investments                     221,293            95,920
                                                           -----------       -----------
                                                               731,084          (150,727)
                                                           -----------       -----------
Net assets                                                 $ 8,139,468       $ 7,548,957
                                                           ===========       ===========

Net asset value per share of common stock outstanding      $      9.06       $      8.03
                                                           ===========       ===========



                       See Notes to Financial Statements

                       CORPORATE RENAISSANCE GROUP, INC
                       --------------------------------

              STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
              --------------------------------------------------
                                  (UNAUDITED)

                                                           FOR THE         FOR THE        FOR THE NINE     FOR THE NINE
                                                           QUARTER         QUARTER          MONTHS           MONTHS
                                                            ENDED           ENDED            ENDED            ENDED
                                                           JUNE 30,        JUNE 30,         JUNE 30,         JUNE 30,
                                                            1998            1997             1998             1997
                                                        -----------      -----------      -----------      -----------
Income:
    Dividend                                            $      --        $      --        $   830,967      $      --
    Interest Income                                          36,882            9,434           83,620           17,585
    Fee                                                       8,954             --             26,861             --
                                                        -----------      -----------      -----------      -----------
          Total investment income                            45,836            9,434          941,448           17,585
                                                        -----------      -----------      -----------      -----------

Expenses:
    Financial advisory fees                                  50,000           50,000          150,000          150,000
    Investment banking fees                                    --               --               --              8,333
    Professional fees                                        12,300           12,300           36,900           36,900
    Insurance expense                                        11,750           11,750           35,250           37,500
    Board of directors fees                                  12,500           12,500           37,500           37,500
    Other operating expenses                                 12,247            8,159           18,747           17,363
                                                        -----------      -----------      -----------      -----------
        Total expenses                                       98,797           94,709          278,397          287,596
                                                        -----------      -----------      -----------      -----------

Operating income/(loss) before income tax benefit           (52,961)         (85,275)         663,051         (270,011)

Income tax (expenses)/benefit                               (12,900)          28,421          (40,994)          92,009
                                                        -----------      -----------      -----------      -----------

Net operating income/(loss) before security
  transactions                                              (65,861)         (56,854)         622,057         (178,002)
                                                        -----------      -----------      -----------      -----------

NET REALIZED AND UNREALIZED GAINS/(LOSSES) FROM
INVESTMENTS:
Net realized gains from sales of investments                   --            403,731          284,297          165,969
Change in net unrealized
appreciation/(depreciation) of investments                 (310,661)        (775,980)         312,946       (2,495,940)
Income tax (expense)/benefit arising from net
realized gains /(losses) and net unrealized
appreciation/(depreciation) of investments                  141,268          (16,272)        (337,489)         657,600
                                                        -----------      -----------      -----------      -----------
      Net realized and unrealized gains/(losses)
      on investments                                       (169,393)        (388,521)         259,754       (1,672,371)
                                                        -----------      -----------      -----------      -----------
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS                                         $  (235,254)     $  (445,375)     $   881,811      $(1,850,370)
                                                        -----------      -----------      -----------      -----------

Net assets at beginning of period                         8,458,222        7,706,734        7,548,957        9,236,869
Net decrease in net assets resulting from
     treasury stock purchases                               (83,500)            --           (291,300)        (125,137)
                                                        -----------      -----------      -----------      -----------
Net assets at end of period                             $ 8,139,468      $ 7,261,359      $ 8,139,468      $ 7,261,359
                                                        ===========      ===========      ===========      ===========

Per Share Data:
  Net operating gain/(loss) before security
       transactions                                     $      (.07)     $      (.06)     $       .68      $      (.19)
  Net realized gains/(losses) from sales of
       investments                                             --                .28              .14             (.12)
  Net unrealized appreciation/(depreciation) of
       investments                                             (.18)            (.70)             .12            (1.90)
  Net gain on treasury stock transactions                       .01             --                .09              .03
                                                        -----------      -----------      -----------      -----------

  Net increase/(decrease) in net asset value

  resulting                                                    (.24)            (.48)            1.03            (1.94)
       from operations
  Net asset value per common share at beginning
       of period                                               9.30             8.20             8.03             9.66
                                                        -----------      -----------      -----------      -----------
  Net asset value per common share at end of period     $      9.06      $      7.72      $      9.06      $      7.72
                                                        ===========      ===========      ===========      ===========


                       See Notes to Financial Statements

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (UNAUDITED)


                                                                        FOR THE NINE      FOR THE NINE
                                                                          MONTHS            MONTHS
                                                                           ENDED             ENDED
                                                                          JUNE 30,          JUNE 30,
                                                                           1998              1997
                                                                        -----------       -----------
Cash Flows from Operating Activities:
Net increase/(decrease) in net assets resulting from operations         $   881,811       $(1,850,373)
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
      Change in net unrealized appreciation/(depreciation)
      of investments                                                       (312,945)        2,495,940
      Realized gains from sale of investments                              (284,297)         (165,969)
      Deferred income tax (benefit)                                            --            (749,609)
  (Increase)/decrease in operating assets:
      Income taxes receivable                                                 9,755           335,756
      Accrued interest receivable                                            (2,264)           (1,096)
      Other assets                                                          (11,750)           (9,500)
    Increase/(decrease) in operating liabilities:
      Deferred liability                                                    (26,860)             --
      Income taxes payable                                                  234,657              --
      Accounts payable and accrued expenses                                 (24,375)          (16,182)
                                                                        -----------       -----------
      Net cash flows provided by operating activities                       463,732            38,967
                                                                        -----------       -----------

Cash Flows from Investing Activities:
      Purchase of securities                                               (796,561)         (238,729)
      Proceeds from sale of securities                                      383,426         1,030,380
      Proceeds from recapitalized investment                              2,018,107              --
                                                                        -----------       -----------
        Net cash flows provided by investing activities                   1,604,972           791,651
                                                                        -----------       -----------

Cash Flows from Financing Activities:
      Purchase of treasury stock                                           (291,300)         (125,137)
                                                                        -----------       -----------
        Net cash flows (used in) financing activities                      (291,300)         (125,137)
                                                                        -----------       -----------

Net increase in cash and cash equivalents                                 1,777,404           705,481

Cash and Cash Equivalents, at the beginning of the period                   950,692           509,257
                                                                        -----------       -----------

Cash and Cash Equivalents, at the end of the period                       2,728,096         1,214,738
                                                                        ===========       ===========
Supplemental Disclosure:
      Income taxes paid/(refunded)                                      $   130,273       $  (335,756)
                                                                        ===========       ===========


                       See Notes to Financial Statements

                                              CORPORATE RENAISSANCE GROUP, INC.

                                                  SCHEDULE OF INVESTMENTS1

                                                        JUNE 30, 1998

                                                         (UNAUDITED)

  SHARES
    OR                       TYPE OF ISSUE                                            FAIR OR          % OF
   FACE                           AND                             ORIGINAL             MARKET           NET
   VALUE                    NAME OF ISSUER                          COST               VALUE          ASSETS
------------    ----------------------------------------       --------------      -------------    ----------
                         Reorganized Companies
                ----------------------------------------
                             Common Stock
                ----------------------------------------
     105,200    Parametric Technology Corporation              $    3,177,528      $   2,853,550       35.1%
     513,310    CVSI Acquisition Co., L.L.C.(2)                       513,310            513,310        6.3%
       7,930    Seaman Furniture - Class A(3)                         158,059            279,612        3.4%
      25,112    Seaman Furniture - Class B(3)                         500,526            885,449       10.9%
                                                               --------------      -------------
                      Total Reorganized Companies                   4,349,423          4,531,921
                                                               --------------      -------------



                            Other Investments
                ----------------------------------------
                              Common Stock
                ----------------------------------------
   1,533,000     Signet Group Plc                                     741,348          1,099,463       13.5%
                                                               --------------      -------------
                        Total Other Investments                       741,348          1,099,463
                                                               --------------      -------------

                        Total Investments                      $    5,090,771      $   5,631,384
                                                               ==============      =============


---------------------------------------
(1)  Notes to Schedule of Investments:
----------------------------------
     The listed investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing, except for Seamans Furniture described in Note 9.
See Note 1.

(2) Represents a beneficial interest in 513,310 shares of CVSI Inc., which is not considered to be a readily marketable security.

(3)  Not considered to be a readily marketable security.

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)

1.       ORGANIZATION AND OPERATION OF THE COMPANY
         -----------------------------------------

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

     On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of June 30, 1998, 57,950 shares have been repurchased at an average cost of $7.18 per share, of which 15,750 were retired in 1997.

2.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

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

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)

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

     c.       Income Taxes

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at June 30, 1998 for federal income tax purposes and financial reporting purposes was the same.

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

3.       INCOME TAXES
         ------------

     The components of income tax (benefit) on pre-tax income $1,260,294 are as follows:

     Federal:

                           Current                  $         160,195
                           Deferred                           178,616
                                                    -----------------
                                                              338,811
                                                    -----------------

     State and Local:

                           Current                           (10,092)
                           Deferred                            49,764
                                                    -----------------
                                                               39,672
                                                    -----------------

                                         Total      $         378,483
                                                    =================

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

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)

4.       FINANCIAL ADVISORY FEES
         -----------------------

     The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). On November 13, 1997, the Company renewed its Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser receives a base fee of $200,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at June 30, 1998.

5.       BOARD OF DIRECTORS FEES
         -----------------------

     The Company pays each of its five independent directors an annual fee of $10,000 for the directors' services as such.

6.       INVESTMENT TRANSACTIONS
         -----------------------

     As of June 30, 1998 the accumulated unrealized appreciation on investments was $540,613, consisting of $864,591 gross unrealized appreciation and $323,978 of gross unrealized depreciation.

7.       CONCENTRATION OF CREDIT RISK AND OFF-BALANCE SHEET RISK
         -------------------------------------------------------

     The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterparty or the Company's regulated clearing brokers cannot fulfill their contractual obligations.

     The Company's activities with off balance sheet risk include the writing of traded stock market index options. The Company is subject to market risk associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset and then bears the risk of unfavorable changes in the price of the stock index underlying the option. There were no written options outstanding at June 30, 1998.

8.       INVESTMENT IN CVSI, INC.
         ------------------------

     In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest in the Open Service Solutions business unit ("CVSI") of Computervision Corporation ("Computervision"), through CVSI Acquisition Co., L.L.C., a newly formed Delaware limited liability company. In the transaction, the Buyer paid $7.6 million to Computervision for 76% of CVSI's Class A Voting Stock (the "Class A Stock"). In

CORPORATE RENAISSANCE GROUP, INC.
---------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)


8.       INVESTMENT IN CVSI, INC. (CONTINUED)
         ------------------------------------

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

     In connection with the acquisition of CVSI, the Company received $89,535 of investment banking fees and $35,814 of consulting fees. The consulting fees are being amortized over a one-year period. As of June 30, 1998, $32,830 of consulting income has been recognized. The Investment Advisor and certain of its clients and affiliates who acquired shares of CVSI also received investment banking and consulting fees.

     On January 12, 1998, Computervision was acquired by Parametric Technology Corporation ("Parametric") (see Note 10). On June 29, 1998, CVSI signed an agreement with Parametric appointing CVSI as a worldwide Preferred Systems Integrator/Platform Technology Service Provider. Also on June 29, 1998, the Company invested an additional $56,690 in CVSI, exercising its option to purchase shares of CVSI from Computervision at the same purchase price as its original purchase on July 1997. Additionally, as part of the new agreement between Parametric and CVSI, Parametric cancelled its $10 million note from CVSI and surrendered its certificate representing 15 million shares of Class B Common Stock originally issued to Computervision.

9.       INVESTMENT IN SEAMAN FURNITURE COMPANY, INC.
         --------------------------------------------

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

     Following consummation of the Merger, the Funds own all of the outstanding shares of Seamans Common Stock of which approximately 47.5% is owned by the Investment Adviser and its affiliates, including 4.1%, by the Company. In addition, 19.3% of Seamans Common Stock, on a fully diluted basis, was reserved for issuance to certain officers and employees of Seamans upon the exercise of options. The Funds have received a distribution of approximately $67.0 million on the shares of Seamans held by them, of which approximately 30% represented a dividend and the balance a distribution in return of capital. Approximately $2.84 million of this distribution was received by the Company.

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)

10.      INVESTMENT IN PARAMETRIC TECHNOLOGY CORPORATION
         -----------------------------------------------

     On November 4, 1997, Computervision Corporation ("Computervision") and Parametric Technology Corporation ("Parametric") announced a definitive merger agreement under which Parametric would acquire Computervision in a stock-for-stock transaction. Under the terms of the Agreement, each share of Computervision common stock was exchanged for .0866 shares (approximately 52,600 total shares) of Parametric common stock. This transaction closed on January 12, 1998. On February 20, 1998, Parametric declared a "2 for 1" stock split. As a result, effective March 6, 1998, the Company owned 105,200 shares of Parametric common stock.

11.      SUBSEQUENT EVENT
         ----------------

     On July 1 and July 8, 1998, the Company sold 64,460 and 23,575 shares, respectively, of the 105,200 shares of common stock of Parametric Technology Corporation ("Parametric") held by the Company for approximately $1,960,000. Such sales were effected in open market transactions at an average price of $22.26 per share.

PART II - OTHER INFORMATION
---------------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------

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

     As described in Note 9 to the Financial Statements included in Item 1 of this Report, in December 1997, the Company received a distribution of approximately $2,840,000 in connection with a "going private" transaction involving Seaman Furniture Company, Inc. ("Seamans"), one of the Company's Portfolio Investments. In addition, as described in Note 10 to the Financial Statements included in Item 1 of this Report, in January 1998, Computervision Corporation, another of the Company's Portfolio Investments, was acquired by Parametric Technology Corporation ("Parametric") in a stock-for-stock transaction. In July 1998, the Company disposed of a significant portion of its equity position in Parametric through open market sales.

     The Company's primary source of working capital is funds generated from investment activities. At June 30, 1998, the Company had cash and cash equivalents of $2,728,096, as compared to cash and cash equivalents of $950,692 at September 30, 1997. The increase in cash and cash equivalents was a result of the distribution received on the Company's Portfolio Investment in Seamans as described above.

     In addition, on November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. As of June 30, 1998, the Company had purchased 57,950 shares pursuant to this program at an average cost of $7.17 per share, of which 15,750 shares were retired in 1997.

     The Board of Directors of the Company is actively exploring various strategic alternatives for enhancing stockholder value including, among others, acquiring an operating company and withdrawing the Company's BDC election; adopting a plan of liquidation; or restructuring the Company, possibly in connection with raising additional capital.

RESULTS OF OPERATIONS

     Quarter ended June 30, 1998 as compared to quarter ended June 30, 1997

     During the quarter ended March 31, 1998, the Company had interest income of $36,882, as compared to interest income of $9,434 in the 1997 quarter. Operating expenses during the 1998 quarter were $98,797, as compared to $94,709 in the 1997 quarter. For the quarter ended June 30, 1998, the Company had a pre-tax loss and net operating loss of $52,961 and $65,861, respectively, as compared to a pre-tax loss and net operating loss for the 1997 quarter of $85,275 and $56,854, respectively. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

     During the quarter ended June 30, 1998, the Company had no net realized gains from sale of investments, as compared to net realized gains from sale of investments of $403,731 during the 1997 quarter. For the quarter ended June 30, 1998, the Company had net unrealized depreciation of investments of $310,661, as compared to net unrealized depreciation of investments of $775,980 in the 1997 quarter. For the 1998 quarter, the Company had net realized and unrealized losses on investments of $169,393, as compared to net realized and unrealized losses on investments of $388,521 for the 1997 quarter and, after giving effect to net operating losses, a decrease in net assets resulting from operations of $235,254 in the 1998 quarter, as compared to a decrease in net assets resulting from operations of $445,375 in the 1997 quarter.

     Nine months ended June 30, 1998 as compared to nine months ended June 30, 1997

     During the nine months ended June 30, 1998, the Company had interest income of $83,620, as compared to interest income of $17,585 in the 1997 period. During the 1998 period, the Company also realized a distribution of $830,967 from its Portfolio Investment in Seamans and $26,861 in investment banking and consulting fees relating to another Portfolio Investment. Operating expenses during the 1998 period were $278,397, as compared to $287,596 in the 1997 period. This decrease is primarily attributable to fees payable to an investment banking firm accrued during the 1997 period pursuant to an Investment Banking Agreement which expired in October 1996. For the nine months ended June 30, 1998, the Company had operating pre-tax income and operating income of $663,051 and $622,057, respectively, as compared to a pre-tax loss and net operating loss for the 1997 period of $270,011 and $178,002, respectively. The pre-tax and net income earned in the 1998 period was attributable to the distribution realized during the period on the Portfolio Investment in Seamans. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

     During the nine months ended June 30, 1998, the Company had net realized gains from sale of investments of $284,297, as compared to net realized gains from sale of investments of $165,969 during the 1997 period. For the nine months ended June 30, 1998, the Company had net unrealized appreciation of investments of $312,946 as compared to net unrealized depreciation of investments of $2,495,940 in the 1997 period. For the 1998 period, the Company had net realized and unrealized gains on investments of $259,754, as compared to net realized and unrealized losses on investments of $1,672,371 for the 1997 period and, after giving effect to net operating losses, an increase in net assets resulting from operations of $881,811 in the 1998 period, as compared to a decrease in net assets resulting from operations of $1,850,370 in the 1997 period.

NET ASSET VALUE

     At June 30, 1998, the Company had a net asset value of $9.06 per share of Common Stock, an increase of $1.03 per share from net asset value at September 30, 1997 of $8.03 per share.

PART II - OTHER INFORMATION

1.       Legal Proceedings
         -----------------

         Not applicable.


2.       Changes in Securities
         ---------------------

         Not applicable.


3.       Default Upon Senior Securities
         ------------------------------

         Not applicable.


4.       Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.


5.       Other Information
         -----------------

         Not applicable.


6.       Exhibits and Reports on Form 8-K
         --------------------------------

         a)       Exhibit 27 - Financial Data Schedule (SEC use only)

         b)       Reports on Form 8-K

         On July 14, 1998, the Company filed a report on Form 8-K to disclose the open market sale of a significant portion of its equity position in Parametric Technology Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 13, 1998      CORPORATE RENAISSANCE GROUP, INC.


                                 By:/s/ Martin D. Sass
                                    --------------------------------------------
                                     Martin D. Sass, Chairman of the Board and
                                     Chief Executive Officer





                                 By:/s/ Martin E. Winter
                                    --------------------------------------------
                                     Martin E. Winter, Secretary-Treasurer
                                    (Principal Financial and Accounting Officer)