Form 10-K
period 1998-09-30
CORPORATE RENAISSANCE GROUP INC
filed 1998-12-30
CIK 890399

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1998

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number
                             ----------------------
                                     0-20514

                        CORPORATE RENAISSANCE GROUP, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter

             Delaware                                     13-3701354
 ---------------------------------                    -------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


          1185 Avenue of the Americas                        10036
                  18th Floor                              ----------
              New York, New York                          (Zip Code)
   ----------------------------------------
   (Address of principal executive offices)

                  Registrant's telephone number: (212) 730-2000

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered
     -------------------                              -------------------

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

         The number of shares outstanding of the Registrant's Common Stock is 762,650 (as of December 10, 1998).

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $4,348,759 (as of December 10, 1998).


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

         The Company is deemed to have commenced operations on November 1, 1994, when the Company consummated an initial public offering and a contemporaneous placement to foreign institutional investors. Since that time, the Company has made five Portfolio Investments, three of which subsequently were sold. At September 30, 1998, the Company had two Portfolio Investments: CVSI, Inc. ("CVSI"), a provider of computer hardware and software integration services, and Seaman Furniture Company, Inc. ("Seamans"), a New York based furniture retailer. Such Portfolio Investments are held jointly with the Investment Adviser and its other affiliates. In addition to the foregoing, the Company has also invested, subject to applicable restrictions under the 1940 Act, in Other Investments of equity and debt securities of various companies.

         In November 1996, the Company's Board of Directors adopted an open market share repurchase program, pursuant to which the Company was authorized, from time to time, to purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. In November 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the Company's open market share repurchase program from 175,000 shares (substantially all of which had been repurchased at that time) to 350,000 shares. As of December 10, 1998, the Company had repurchased 193,450 shares pursuant to this program.

         The Board of Directors of the Company is actively exploring various strategic alternatives for enhancing stockholder value including, among others, acquiring an operating company and withdrawing the Company's BDC election, adopting a plan of liquidation or restructuring the Company, possibly in connection with raising additional capital.

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

         In selecting Portfolio Investments, the Company targets potential companies that satisfy the following criteria, among others:

         o $50 million in annualized revenues generated by a core business in an established market;

         o operating profitability (earnings before interest and taxes) of the core business or the potential to achieve operating profitability within 12 months of the Restructuring;

         o a credible Restructuring plan developed or capable of being developed, which in the opinion of the Investment Adviser, will result in the Company realizing positive cash flow within a reasonable period of time following the implementation thereof;

         o competent operating management in place or to be retained in connection with the Restructuring;

         o ability of the Company to obtain a controlling position in the equity securities of a portfolio company at a discount from market value for comparable companies which are not financially troubled; and

         o potential to develop a liquid market for the securities held by the Company in the Reorganized Company within 12 months of the Restructuring.

         The Company's investment objectives (other than its election to be treated as a BDC) may be changed by the Board of Directors without the approval of holders of a majority of the Company's outstanding voting securities as defined in the 1940 Act. The withdrawal of the Company's election to be treated as a BDC would require such stockholder approval.

         The Company believes that there are a large number of companies that have undergone, are undergoing or will undergo a Restructuring in order to remain viable. Such companies typically undertake Restructurings because of high levels of debt and/or problems with operating management. Additional capital may be required by a Reorganized Company to effect a Restructuring or finance post-Restructuring operations. Further, a Reorganized Company may require managerial assistance in certain instances to negotiate the terms of a proposed Restructuring, renegotiate the terms of a completed Restructuring where debt service requirements continue to adversely affect operating results, retain new operating management and/or favorably renegotiate existing contractual commitments. In a Restructuring, creditors are often issued equity securities in a Reorganized Company (generally common or preferred stock) for which there may be no or only a limited market. Certain creditors, in particular senior lenders, may not desire to or may be restricted in their ability to hold such equity securities for extended periods of time.

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

Present Portfolio Investments

         CVSI. In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest (the "OSS Acquisition") in the Open Service Solutions business unit ("CVSI") of Computervision Corporation ("Computervision"), through CVSI Acquisition Co., L.L.C. Computervision was a publicly-held software concern which was a Portfolio Investment. In January 1998, Computervision was acquired by Parametric Technology Corporation ("Parametric"), a publicly-held company, in a stock-for-stock transaction. During the fiscal year ended September 30, 1998, the Company disposed of substantially all of its interest in Parametric.

         CVSI provides computer services to customers of various third party hardware and software vendors. CVSI's offerings include system hardware and operating systems services, network design and implementation, systems integration, and database support and consulting for enterprise-wide systems and networks. CVSI is a worldwide support organization that is ISO 9000 certified.

         The markets in which CVSI operates are highly competitive and characterized by rapid advances in technology. To compete successfully, CVSI must continue to enhance its current products and services and develop new products and services which can be offered at competitive prices and on a timely basis.

         The Buyer holds 86% of CVSI's Class A Voting Stock (the "Class A Stock"). Parametric holds 14% of CVSI's Class A Stock. If CVSI does not achieve certain specified levels of product revenues and operating margins from certain referrals, CVSI will have the option to purchase, at a nominal price, some or all of the remaining Class A Stock held by Parametric.

         As a stand alone operation, CVSI would have reported $133 million in total revenues for the fiscal year ended June 30, 1998, down 13.6% from $154 million for the fiscal year ended June 30, 1997. EBITDA (earnings before interest, taxes, depreciation and amortization) also declined from $16.6 million for the fiscal year ended June 30, 1997, to $12.8 million for June 30, 1998.

         In December, 1998, CVSI hired an investment banker to review its strategic alternatives.

         The foregoing information with respect to CVSI has been derived from information furnished by CVSI.

         Seamans. The Company and certain other affiliates of the Investment Adviser own approximately 38.3% of the issued and outstanding Common Stock of Seamans (approximately 3.3% of which is owned by the Company). James B. Rubin, an executive officer and director of the Company, serves as a director of Seamans.

         Seamans believes that it is one of the largest regional specialty furniture retailers in the northeastern United States in terms of sales and that it has the leading market position in the greater New York metropolitan area. Seamans currently operates a chain of 42 stores. Of these, 28 are in the New York, New Jersey and Connecticut tri-state area, eight are in Philadelphia metropolitan area and six are in the Cleveland/Akron, Ohio Metropolitan area. The Company's stores sell a variety of living room, bedroom, dining room and other home furniture and accessories in contemporary, traditional, country and casual styles. All aspects of Seamans' business are highly competitive.

         For the six months ended October 31, 1998, revenues increased 12.2% to $153.9 million from $132.1 million for the six months ended October 31, 1997. EBITDA for the six months ended October 31, 1998 was $8.3 million, compared to $6.7 million for the six months ended October 31, 1997.

         In December 1997, SFC Merger Company ("Newco"), a Delaware corporation formed and wholly owned by the Investment Adviser and its affiliates (including the Company), T. Rowe Price Recovery Fund, L.P. ("Price") and Carl Marks Management Co., L.P. ("Marks," and collectively with the Investment Adviser and Price, the "Funds"), acquired through a merger (the "Merger") all of the outstanding common stock of Seamans (which was then publicly-held) not already owned by the Funds (the "Public Stock"). Upon consummation of the Merger, Newco was merged with and into Seamans and each share of Public Stock (other than dissenting shares) was converted into the right to receive $25.05 in cash and each existing Seamans stock option was converted into the right to receive $25.05 in cash per share purchasable thereunder, less the exercise price with respect thereto, other than certain options of officers of the Company which were cancelled and reissued as options of equivalent or greater value.

         Following the Merger, the Funds received a dividend of approximately $67.0 million on the shares of Seamans held by them, approximately $2.74 million of which was received by the Company.

         The foregoing information with respect to Seamans has been derived from Seamans' filings with the SEC and information otherwise furnished by Seamans.

         For further information concerning the Company's Portfolio and Other Investments, including purchase prices and valuation at September 30, 1998, see the Financial Statements including the Notes thereto set forth in Item 8 of this Report.

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

         As discussed above, the Board of Directors is actively exploring various strategic alternatives for enhancing stockholder value, including liquidating the Company or acquiring an operating company and withdrawing the Company's election to be treated as a BDC. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement of stockholder approval for a change in any fundamental investment policy). Other than its status as a BDC and its primary investment objective, none of the Company's objectives or policies are deemed fundamental.

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

                                          Common Stock
                                   ---------------------------
                                   High                    Low
                                   ----                    ---

Calendar 1996
-------------
First Quarter                   $  10-1/8              $  8-5/8
Second Quarter                     9                      8-1/8
Third Quarter                      8-3/8                  7-1/4
Fourth Quarter                     8-3/8                  7-5/8

Calendar 1997
-------------
First Quarter                      8                      6-1/2
Second Quarter                     6-1/4                  4-1/2
Third Quarter                      6                      5
Fourth Quarter                     6                      5

Calendar 1998
-------------
First Quarter                      8                      5-3/4
Second Quarter                     8-1/8                  7-1/4
Third Quarter                      7-1/8                  5-7/8

         (b)  Holders

         At December 10, 1998, there were approximately 11 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners of its Common Stock is in excess of 300.

         (c)  Dividends

         The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.


ITEM 6.          SELECTED FINANCIAL DATA



                                                                                                                   PERIOD FROM
                                                                                                                 NOVEMBER 1, 1994
                                                                                                                 (COMMENCEMENT OF
                                            YEAR ENDED OR AT       YEAR ENDED OR AT       YEAR ENDED OR AT     OPERATIONS) TO OR AT
                                              SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,          SEPTEMBER 30,
                                                  1998                  1997                    1996                   1995
                                          ------------------------------------------------------------------------------------------
Operating Data:
 Net operating loss before security
      transactions                                $568,825             $(164,095)             $(471,831)             $(821,159)
 Net realized gains/(losses) from
      portfolio investments                            ---               ---                $(1,123,937)             $2,593,738
 Net realized gains/(losses) from other
      investments                               $(333,756)               $248,345             $(101,045)               $238,526
 Change in net unrealized
      appreciation/(depreciation) from
      portfolio investments                       $517,110           $(3,079,438)             $(127,394)               $127,394
 Change in net unrealized
      appreciation/(depreciation) from
      other investments                         $(689,290)               $772,344           $(1,817,064)             $4,351,827
 Income tax benefit/(expense) arising
      from net realized gains and net
      unrealized appreciation in
      investments                                  $51,963               $660,069             $1,065,538           $(2,502,545)
 Net increase/(decrease) in net assets
      resulting from Operations                   $114,852           $(1,562,775)           $(2,575,733)             $3,987,781


 Per Share Amounts:
 Net Asset Value, beginning of period
                                                     $8.03                  $9.66                 $12.36                 $10.00
 Common Stock offering costs of initial
      public offering                                  ---                    ---                    ---                 (1.81)
 Net operating loss before security
      transactions                                     .69                  (.17)                  (.50)                  (.86)
 Net realized gains/(losses) from sales
      of investments                                 (.36)                    .17                  (.85)                   1.95
 Change in net unrealized
      appreciation/(depreciation) of
      investments held                               (.19)                 (1.66)                 (1.35)                   3.08

                                                                                                                   PERIOD FROM
                                                                                                                 NOVEMBER 1, 1994
                                                                                                                 (COMMENCEMENT OF
                                            YEAR ENDED OR AT       YEAR ENDED OR AT       YEAR ENDED OR AT     OPERATIONS) TO OR AT
                                              SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,          SEPTEMBER 30,
                                                  1998                  1997                    1996                   1995
                                          ------------------------------------------------------------------------------------------
Net gain on treasury stock transactions
                                                       .23                    .03                    ---                    ---
                                          --------------------------------------------------------------------------------------
Net Asset Value, end of period                       $8.40                  $8.03                  $9.66                 $12.36
                                          ======================================================================================

Balance Sheet Data:
Total Assets                                    $6,946,053             $7,604,762            $10,079,562            $14,542,064
 Net Assets                                     $6,933,759             $7,548,957             $9,236,869            $11,812,602

 Total Return Based on:
 Stock Price                                         7.789               (29.69%)               (16.88%)                (3.75%)
Net Asset Value                                      4.619               (16.87%)               (21.85%)                 23.60%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Company's primary source of working capital is proceeds generated from investment activities. At September 30, 1998, the Company had cash and cash equivalents of $4,238,260 as compared to $950,692 at September 30, 1997. The increase in cash and cash equivalents was a result of the liquidation of certain investments during the period.

Results of Operations

         Year ended September 30, 1998 ("fiscal 1998") as compared to the Year ended September 30, 1997 ("fiscal 1997")

         During fiscal 1998, the Company had interest income of $139,792 as compared to interest income of $30,317 in fiscal 1997, reflecting interest generated on the proceeds of investments liquidated during fiscal 1998. In fiscal 1998, the Company also realized a distribution of $779,606 from its Portfolio Investment in Seamans and $29,845 in investment banking was related to its Portfolio Investment in CVSI. Operating expenses during fiscal 1998 were $368,471 as compared to $379,456 in fiscal 1997. This decrease is attributable in large part to a decrease in fees payable pursuant to an investment banking agreement from $8,333 in the fiscal 1997 period to $0 in fiscal 1998. For fiscal 1998 the Company had a pre-tax operating income and a net operating profit of $580,772 and $568,825, respectively, as compared to a pre-tax loss and net operating loss for fiscal 1997 of $253,635 and $164,095, respectively. The pre-tax and net income earned in fiscal 1998 was attributable to the distribution realized during fiscal 1998 on the Portfolio Investment in Seamans. Since the Company typically does not purchase securities with the objective of generating investment income, net operating losses are expected to routinely occur.

         During fiscal 1998, the Company had net realized losses from sale of investments of $333,756 as opposed to net realized gains from sale of investments of $248,345 during fiscal 1997. For fiscal 1998, the Company had net unrealized depreciation of investments of $172,180, as compared to net unrealized depreciation of investments of $2,307,094 in fiscal 1997. For fiscal 1998, the Company had net realized and unrealized losses on investments of $453,973, as compared to net realized and unrealized losses on investments of $1,398,680 for fiscal 1997 and after giving effect to net operating losses, an increase in net assets resulting from operations of $114,852 in fiscal 1998, as compared to a decrease in net assets resulting from operations of $1,562,775 in fiscal 1997.

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

Net Asset Value

         At September 30, 1998, the Company had a net asset value of $8.40 per share of Common Stock, an increase of $.37 per share from the net asset value of $8.03 per share of Common Stock at September 30, 1997. Shares outstanding at September 30, 1998 were 825,150 as compared to 940,350 at September 30, 1997 as a result of repurchases of 115,200 shares of Common Stock during fiscal 1998 under the Company's open market share repurchase program.

Year 2000

         Like other financial and business organizations, the Company could be adversely affected if the computer system used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data form and after January 1, 2000. This is commonly known as the "Year 2000 Problem." The Investment Adviser and the Company's other service providers have informed the Company that they are taking steps to address the Year 2000 Problem with respect to the computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem.

Item 8.                    Financial Statements and Supplementary Data

                        CORPORATE RENAISSANCE GROUP, INC.

                                      INDEX


                                                                                                         Page
                                                                                                         ----

Independent Auditor's Report------------------------------------------------------------------------------F-17

Statements of Assets and Liabilities as of September 30, 1998 and September 30, 1997----------------------F-18

Statements of Operations as of September 30, 1998, September 30, 1997
and September 30, 1996------------------------------------------------------------------------------------F-19

Statements of Changes in Net Assets for the Years ended September 30, 1998,
September 30, 1997 and September 30, 1996-----------------------------------------------------------------F-20

Statements of Cash Flows for the Years ended September 30, 1998, September 30, 1997 and September 30, 1996------------------------------------------------------------------------------------F-21

Schedule of Investments as of September 30, 1998----------------------------------------------------------F-22

Notes to Financial Statements-----------------------------------------------------------------------------F-23



                         Report of Independent Auditors


Board of Directors
Corporate Renaissance Group, Inc.


We have audited the accompanying statements of assets and liabilities of Corporate Renaissance Group, Inc., as of September 30, 1998 and 1997, including the schedule of investments as of September 30, 1998, and the related statement of operations, changes in net assets and cash flows for the years ended September 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit procedures included confirmation of securities owned at September 30, 1998 by correspondence with the custodian; where confirmation was not possible, we satisfied ourselves by other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporation Renaissance Group, Inc. at September 30, 1998 and 1997, and the results of its operations, changes in net assets and cash flows for the years ended September 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
November 2, 1998

                        CORPORATE RENAISSANCE GROUP, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES

ASSETS                                                                    SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
------                                                                    ------------------               ------------------

Investments in securities, at market value
    (cost $2,458,725and $6,411,446 respectively)                     $            2,514,213           $            6,639,114
Cash and cash equivalents                                                         4,238,260                          950,692
Income taxes receivable                                                             183,841                            9,755
Accrued interest receivable                                                           5,852                            1,204
Other assets                                                                          3,917                            3,997
                                                                      -----------------------          -----------------------
      TOTAL ASSETS                                                                6,946,083                        7,604,762

LIABILITIES

Deferred fees                                                                             -                           29,845
Accounts payable and accrued expenses                                                12,324                           25,960
                                                                      -----------------------          ---------------------
    TOTAL LIABILITIES                                                                12,324                           55,805
                                                                      -----------------------          -----------------------
        NET ASSETS                                                   $            6,933,759           $            7,548,957
                                                                      =======================          =======================

NET ASSETS

Common stock (par value $.01 per share, 20,000,000 shares
    authorized; 940,350 shares issued and outstanding at
    9/30/97, and 940,350 issued and 825,150 outstanding at
    9/30/98).
                                                                     $                9,404           $                9,404

Additional paid-in capital                                                        7,690,280                        7,690,280
Treasury stock, at cost (115,200 shares),                                          (730,050)
Accumulated income (loss):
    Accumulated net operating loss before security
       transactions                                                                (888,260)                      (1,457,085)
    Accumulated net realized gains from sale of
       investments                                                                  910,961                        1,210,438
    Net unrealized appreciation of investments                                      (58,576)                          95,920
                                                                      -----------------------          -----------------------
                                                                                    (35,875)                        (150,727)
                                                                      -----------------------         ------------------------
                                                                     $            6,933,759           $            7,548,957
Net Assets                                                            =======================          =======================
                                                                     $                 8.40           $                 8.03
Net asset value per share of common stock outstanding                 =======================          =======================



                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.

                            STATEMENTS OF OPERATIONS




                                                                    FOR THE YEAR         FOR THE YEAR ENDED          FOR THE YEAR
                                                                  ENDED SEPTEMBER        SEPTEMBER 30, 1997        ENDED SEPTEMBER
                                                                      30, 1998                                         30, 1996
                                                                 ------------------     --------------------     ------------------

Income:
      Dividend Income                                         $             779,606  $                    -  $                   -
      Fee Income                                                             29,845                  95,504                      -
      Interest Income                                                       139,792                  30,317                 28,901
                                                                 ------------------     -------------------     -------------------
        Total investment income                                             949,243                 125,821                 28,901
                                                                 ------------------     -------------------     -------------------

Expenses:
      Incentive fees                                                              -                       -                224,128
      Financial advisory fees                                               200,000                 200,000                200,000
      Investment banking fees                                                     -                   8,333                100,000
      Professional fees                                                      49,200                  49,200                 59,800
      Insurance expense                                                      47,000                  49,250                 74,247
      Board of directors fees                                                50,000                  50,000                 50,000
      Other operating expenses                                               22,271                  22,673                 31,520
                                                                 ------------------     -------------------    -------------------
         Total expenses                                                     368,471                 379,456                739,695
                                                                 ------------------     -------------------     -------------------

Operating gain/(loss) before income tax (expense)/benefit                   580,772               (253,635)              (710,794)
Income tax (expense)/benefit                                               (11,947)                  89,540                238,963
                                                                 ------------------     -------------------     -------------------

NET OPERATING INCOME/(LOSS) BEFORE SECURITY TRANSACTIONS
                                                                            568,825               (164,095)              (471,831)
                                                                 ------------------     -------------------     -------------------

NET REALIZED AND UNREALIZED GAINS/(LOSSES) FROM INVESTMENTS:
      Net realized gains/(losses) from sale of investments                (333,756)                 248,345            (1,224,982)
      Change in net unrealized (depreciation) of investments
                                                                          (172,180)             (2,307,094)            (1,944,458)
      Income tax benefit arising from net realized
      gains/(losses) and net unrealized (depreciation) of
      investments.                                                           51,963                 660,069              1,065,538
                                                                 ------------------     -------------------     -------------------

        Net realized and unrealized (losses) on investments               (453,973)             (1,398,680)            (2,103,902)
                                                                 ------------------     -------------------     -------------------

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM
OPERATIONS                                                    $             114,852  $          (1,562,775)  $         (2,575,733)
                                                                 ==================     ===================     ===================

Per share net increase/(decrease) in net assets resulting
from operations                                               $                0.37  $               (1.63)  $              (2.70)
                                                                 ==================     ===================     ===================

                        See notes to financial statements


                        CORPORATE RENAISSANCE GROUP, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS




                                                            Year Ended                Year Ended               Year Ended
                                                        September 30, 1998        September 30, 1997       September 30, 1996
                                                       ---------------------      --------------------     --------------------

CHANGES IN NET ASSETS FROM OPERATIONS:
Net operating gain/(loss) before security
   transactions                                     $               568,825    $            (164,095)   $            (471,831)
Net realized gains/(losses) from sale of
   investments                                                    (299,477)                   160,673                (813,154)
Change in net unrealized (depreciation) of
   investments                                                    (154,496)               (1,559,353)              (1,290,748)
                                                       ---------------------      -------------------      --------------------
Net increase/(decrease) in net assets
   resulting from operations                                        114,852               (1,562,775)              (2,575,733)
                                                       ---------------------      --------------------     --------------------

CAPITAL STOCK TRANSACTIONS:
Net (decrease) in net assets resulting from
   treasury stock purchases                                       (730,050)                 (125,137)                        -
                                                       ---------------------      --------------------     --------------------
Net (decrease) in net assets resulting from
   capital stock transactions                                     (730,050)                 (125,137)                        -
                                                       ---------------------      --------------------     --------------------

NET INCREASE/(DECREASE) IN NET ASSETS
                                                                  (615,198)               (1,687,912)                2,575,733

NET ASSETS
Beginning of period                                               7,548,957                 9,236,869               11,812,602
                                                       =====================      ====================     ====================
End of period                                       $             6,933,759    $            7,548,957   $            9,236,869
                                                       =====================      ====================     ====================




                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.

                            STATEMENTS OF CASH FLOWS


                                                              Year Ended                Year Ended               Year Ended
                                                          September 30, 1998       September 30, 1997        September 30, 1996
                                                         ---------------------     ---------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from
    Operations                                          $             114,852   $           (1,562,775)  $           (2,575,733)
    Adjustments to reconcile net increase/(decrease)
    in net assets resulting from operations to net cash
    provided by (used in) operating activities:
        Change in net unrealized appreciation of
        investments                                                   172,180                 2,307,094                1,944,458
        Realized (gains)/losses on sale of                            333,756                 (248,345)                1,224,982
        investments
        Deferred income tax (benefit)/provision                        57,117                 (749,609)                (783,591)
    (Increase)/decrease in operating assets:
        Income taxes receivable                                     (231,203)                   335,756                (345,511)
        Accrued interest receivable                                   (4,648)                     (619)                    2,315
        Other assets                                                       80                     2,250                      246
    Increase/(decrease) in operating liabilities:
        Accrued incentive fee payable                                       -                         -                (996,947)
        Accounts payable and accrued expenses                        (13,636)                   (5,699)                  (2,523)
        Fees                                                         (29,845)                    29,845                        -
        Income taxes payable                                                -                         -                (132,008)
                                                         ---------------------     ---------------------    ---------------------
        Net cash flows provided by operating
           activities                                                 283,801                   107,898              (1,664,312)
                                                         ---------------------     ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of securities                                      (796,547)                 (695,298)              (3,025,360)
        Proceeds from sale of securities                            2,346,044                 1,153,972                3,026,288
        Proceeds from recapitalized investment                      2,069,468                         -                        -
        Proceeds from securities sold short, not
        yet purchased                                                       -                         -                   78,778
                                                         ---------------------     ---------------------    ---------------------
        Net cash flows provided by investing
           activities                                               3,618,965                   458,674                   79,706
                                                         ---------------------     ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Purchase of treasury stock                                  (730,050)                 (125,137)                        -
                                                         ---------------------     ---------------------    ---------------------
        Net cash flows (used in) financing                          (730,050)                 (125,137)                        -
           activities
                                                         ---------------------     ---------------------    ---------------------

        Net increase/(decrease) in cash and cash
           equivalents                                              3,287,568                   441,435              (1,584,606)

CASH AND CASH EQUIVALENTS, at the beginning of the
period                                                                950,692                   509,257                2,093,863
                                                         =====================     =====================    =====================
CASH AND CASH EQUIVALENTS, at the end of the period
                                                        $           4,238,260   $               950,692  $               509,257
                                                         =====================     =====================    =====================
SUPPLEMENTAL DISCLOSURE:
Income Taxes paid / (refunded)                          $             134,070   $             (335,756)  $               366,409
                                                         =====================     =====================    =====================
Interest Paid                                           $                   -   $                     -  $                10,189
                                                         =====================     =====================    =====================




                        See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC.
                        ---------------------------------

                           SCHEDULE OF INVESTMENTS/1
                           -------------------------

                               SEPTEMBER 30, 1998
                               ------------------

                                      TYPE OF ISSUE                                                                     % OF
       SHARES OR                           AND                                 ORIGINAL                MARKET           NET
       FACE VALUE                     NAME OF ISSUER                             COST                  VALUE           ASSETS
      -------------    ---------------------------------------------        ---------------        ---------------   -----------
                                  Reorganized Companies
                       ---------------------------------------------
                                       Common Stock
                       ---------------------------------------------
            17,065     Parametric Technology Corporation                 $          596,857      $         171,717        2.5%
           513,310     CVSI Acquisition Co., L.L.C/2                                513,310                513,310        7.4%
             7,930     Seaman Furniture- Class A/3                                  145,732                279,612        4.0%
            25,112     Seaman Furniture- Class B/3                                  461,492                885,449       12.8%
                                                                            ----------------        ---------------
                             Total Reorganized Companies                          1,717,391              1,850,088
                                                                            ----------------        ---------------

                                    Other Investments
                       ---------------------------------------------
                                       Common Stock
                       ---------------------------------------------
         1,533,000     Signet Group Plc                                             741,334                664,125        9.6%
                                                                            ----------------
                                                                                                    ---------------
                             Total Other Investments                                741,334                664,125
                                                                            ----------------        ---------------

                             Total Investments                           $        2,458,725      $       2,514,213
                                                                            ================        ===============

--------
/1 Notes to Schedule of Investments:
       The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing, except for Seaman Furniture as described in Note 9. See
Note 1.

/2 Represents a beneficial interest in 513,310 shares of CVSI Inc., which is not considered to be a readily marketable security.

/3 Not considered to be a readily marketable security.

                        CORPORATE RENAISSANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

         On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. On November 3, 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the Company's open market share repurchase program to 350,000 shares. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of September 30, 1998, 130,950 shares have been repurchased at an average cost of $6.53 per share, of which 15,750 were retired in 1997. The remaining 115,200 shares were retired on October 14, 1998. In addition, subsequent to September 30, 1998, an additional 62,500 shares were purchased at an average cost of $6.35 per share.

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

                               SEPTEMBER 30, 1998

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

         c.       Income Taxes

         The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at September 30, 1998 for federal income tax purposes and financial reporting purposes was the same.

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

3.       Income Taxes

         The components of income tax (benefit) on pre-tax income $74,836 in 1998 and pre-tax loss ($2,312,384) in 1997 are as follows:

   Federal:                            1998             1997
                                 ------------      -----------
         Current                 $    (73,217)              --
                                 ------------      -----------
         Deferred                      16,929         (792,207)
                                 ------------      -----------

   State and Local:
         Current                      (23,916)              --
                                 ------------      -----------
         Deferred                      40,188          (23,402)
                                 ------------      -----------

   Allowance for deferred
    tax asset                                           66,000
                                 ------------     ------------
             Total               $    (40,016)        (749,609)
                                 ============     ============

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore create a temporary difference.

                        CORPORATE RENAISSANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

3.       Income Taxes (continued)

         The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same. The benefit from the graduated federal tax rate is offset by the state and local tax liability.

4.       Financial Advisory and Investment Banking Fees and
         Other Transactions with Affiliates and Related Parties

         The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). In November 1998, the Company renewed its Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser will receive a base fee of $170,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at September 30, 1998.

5.       Board of Directors Fees

         The Company pays each of its five independent directors an annual fee of $10,000 for the directors' services as such. Effective as of October 1, 1998, the amount of such fee has been lowered to $8,000 per annum.

6.       Investment Transactions

         As of September 30, 1998 the accumulated unrealized appreciation on investments was $55,488, consisting of $557,837 of gross unrealized appreciation and $502,349 of gross unrealized depreciation.

7.       Concentration of Credit Risk and Off-Balance Sheet Risk

         The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterparty or the Company's regulated clearing brokers cannot fulfill their contractual obligations.

         The Company's activities with off balance sheet risk include the writing of traded stock market index options. The Company is subject to market risk associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset and then bears the risk of unfavorable changes in the price of the stock index underlying the option. There were no written options outstanding at September 30, 1998.

                        CORPORATE RENAISSANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

         In connection with the acquisition of CVSI, the Company received $89,535 of investment banking fees and $35,814 of consulting fees. The consulting fees were being amortized over a one-year period. The Investment Advisor and certain of its clients and affiliates who acquired shares of CVSI also received investment banking and consulting fees.

         On June 30, 1998 CVSI, Inc., CVSI Acquisition Co. L.L.C., Computervision Corporation and Computervision's parent Parametric Technology signed an agreement in which CVSI Acqusition Co., L.L.C. agreed to exercise its option to purchase 1 million shares held by Computervision, increasing its holdings to 86% of CVSI, Inc. Computervision canceled the $10 million subordinated note and retired its Class B Non-Voting Stock. In addition, Parametric appointed CVSI, Inc. as a Preferred Systems Integrator/Platform Technology Service Provider worldwide.

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

         Following consummation of the Merger, the Funds own all of the outstanding shares of Seamans Common Stock of which approximately 47.5% is owned by the Investment Adviser and its affiliates, including 4.1% by the Company. In addition, 19.3% of Seamans Common Stock, on a fully diluted basis, was reserved for issuance to certain officers and employees of Seamans upon the exercise of options. The Funds have received a distribution of approximately $67.0 million on the shares of Seamans held by them, approximately 30% capital. Approximately $2.84 million of this distribution was received by the Company.

                        CORPORATE RENAISSANCE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

10.      Investment in Parametric Technology Corporation

         On November 4, 1997, Computervision Corporation ("Computervision") and Parametric Technology Corporation ("Parametric") announced a definitive merger agreement under which Parametric will acquire Computervision in a stock-for-stock transaction. Under the terms of the Agreement, each share of Computervision common stock was exchanged for 0.0866 shares (approximately 52,600 total shares) of Parametric common stock. The transaction closed on January 12, 1998. On February 12, 1998, Parametric declared a "2 for 1" stock split. As a result, effective March 6, 1998 the Company owned 105,200 shares. On July 1 and July 8, 1998, the Company sold 64,460 and 23,575 shares, respectively of the 105,200 shares of common stock of Parametric held by the Company for approximately $1,960,000. Such sales were effected in open market transactions at an average price of $22.26 per share. On October 15, 1998, the Company sold the remaining 17,065 shares for approximately $181,000.

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

Name and Age                      Position with the Company
------------                      -------------------------

Martin D. Sass (56)*              Chairman of the Board, Chief Executive Officer
                                      and Director

Hugh R. Lamle (53)*               Executive Vice President and Director

James B. Rubin (44)*              Senior Vice President and Director

Martin E. Winter (44)*            Secretary-Treasurer

Larry Dinkin (54)                 Director

Thomas M. Garvin (61)             Director

Lawrence W. Leighton (64)         Director

Edward Lowenthal (54)             Director

Daniel R. Mazziota (61)           Director

-------------------------
*Director who is an "Interested Person" within the meaning of the 1940 Act.



         The following is a detailed description of the profession and business background of each officer and director.

         MARTIN D. SASS is an executive officer and principal of the Investment Adviser and various affiliated registered investment advisers and other entities which comprise the M.D. Sass organization ("M.D. Sass"), founded by Mr. Sass in 1972. Mr. Sass also serves as a consultant to and a member of the Partnership Board of Chase & MD Sass Partners ("Chase/MD Sass"), and as Co-Chairman and Chief Executive Officer of Resurgence Asset Management, L.L.C. ("Resurgence"). Prior to founding M.D. Sass, Mr. Sass was President and principal shareholder of Neuwirth Management and Research Corp. from 1969 to 1972, where he managed several portfolios and mutual funds. Mr. Sass was also a security analyst at Argus Research Corp. from 1963 to 1969, where he founded and directed the Special Situations Department. Mr. Sass holds a B.S. degree in Accounting from Brooklyn College, and has also studied finance in graduate programs in New York University and City College of New York.

         HUGH R. LAMLE is Executive Vice President and a principal of M.D. Sass, which he joined in 1974. Mr. Lamle is responsible for the formulation of fixed income and quantitative investment policy and strategy, directing the management at M.D. Sass of debt securities portfolios and directing the firm's new products research efforts. Mr. Lamle also serves as the President and Chief Investment Officer of Chase/MD Sass and President of Resurgence. He also serves as a public director of the Finex division of the New York Cotton Exchange, and a director of Interactive Coupon Marketing, an internet distributor of incentive coupons under the name of Coolsavings.com. Prior to joining M.D. Sass, Mr. Lamle in 1972 founded Lenox Capital Management, the investment management subsidiary of DuPont Glore Forgan, Inc. Mr. Lamle holds a B.A. degree in Political Science and Economics from Queens College and an M.B.A. degree in Finance and Investments from Baruch College.

         JAMES B. RUBIN is Co-Chairman and Chief Investment Officer of Resurgence Asset Management, L.L.C. He has managed the investment portfolios of the firm since their inception in 1989. He has over 20 years of experience in investing and advising firms in reorganizations and other special situations. Mr. Rubin currently serves on the Board of Directors of Seaman Furniture Company, Inc. and Corporate Renaissance Group, Inc. Representative other board and creditor committee positions include Computervision Corp., Leaseway Transportation, Coleco Industries, Texas American Bancshares, Spectradyne and Envirodyne Industries. From 1986 until 1989 Mr. Rubin was the principal of J.B. Rubin and Company; from 1985 to 1986, Mr. Rubin was a Senior Financial Analyst with Smith Vasiliou and its affiliates, including the distressed securities brokerage firm of R.D. Smith & Company, Inc.; Mr. Rubin maintained a consulting practice from 1983 to 1985; and from 1975 to 1985 was associated with two privately-held manufacturing firms. Mr. Rubin is a graduate of Cornell University, with an undergraduate degree in Industrial Engineering. He also participated in graduate MBA studies in Finance at Cornell and Pace Universities.

         MARTIN E. WINTER is Senior Vice President-Finance of M.D. Sass, having joined the firm in 1988. He was previously a principal in the Financial Services Industry and Mergers and Acquisitions Groups of Arthur Young & Company (predecessor to Ernst & Young LLP) in New York, and he has 22 years of diverse financial experience. He is a certified public accountant and obtained his B.S. in Accounting from the Wharton School of the University of Pennsylvania. Mr. Winter also has a M.A. in Economics from the University of Pennsylvania.

         LARRY DINKIN founded and serves as Chairman of Integrated Environmental Technologies, L.L.C. ("IET"), a company which has developed systems designed to convert a variety of wastes into glasslike material, recoverable metals and electricity. Mr. Dinkin joined IET in 1995. In 1985, Mr. Dinkin founded Marie Callender Retail Foods, where he was the key individual involved in that company's growth from a startup in 1987 with $2.0 million of venture capital to a business with over $160.6 million in sales in 1994. He served as President of Marie Callender until September 1994, when that company was sold to Conagra for over $150.0 million. Mr. Dinkin has an extensive background in business startup and management, and has been the key individual involved in the startup of three successful companies, including Marie Callender. Mr. Dinkin holds a B.A. degree in Sociology and Anthropology from the City College of New York.

         THOMAS M. GARVIN currently has an industrial partnership with Ripplewood Holdings L.L.C., an equity investment fund. Through that fund, he has made direct investments in six leveraged acquisitions over the last three years in pursuit of a focused strategy in the food industry. He is Chairman and Chief Executive Officer of the platform company, Edwards Fine Foods. Formerly, Mr. Garvin served in various executive capacities at Keebler Company, the second largest U.S. manufacturer and marketer of cookies and crackers, from 1969 to 1993, including those of President and Chief Executive Officer from 1978 to 1993 and Chief Operating Officer from 1976 to 1978. During his tenure at Keebler Company, the company progressed from a single product biscuit company to its current position of prominence in the baking and snack industries. Mr. Garvin holds B.S. and M.B.A. degrees from Loyola University and is a certified public accountant.

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

         EDWARD LOWENTHAL is a founder, Director and President of Wellsford Real Properties, Inc. ("WRP"), an American Stock Exchange listed real estate company. He was President and a Trustee of Wellsford Residential Property Trust until it was acquired by Equity Residential Property Trust ("EQR") in 1997. Mr. Lowenthal serves as a director of United American Energy Corporation, a developer, owner and operator of energy facilities, a director of Omega Healthcare, Inc., a healthcare real estate investment trust, and Omega Worldwide, Inc.; and as a trustee of EQR and Great Lakes Reit. Mr. Lowenthal is a member of the Board of Governors of the National Association of Real Estate Investment Trusts. Mr. Lowenthal holds a B.A. degree from Case Western Reserve University and a J.D. degree from Georgetown University Law Center.

         DANIEL R. MAZZIOTA is principal of RSA Executive Search ("RSA"), which was founded in 1978. RSA specializes in recruitment of key executives and management personnel in the consumer goods and services, healthcare and pharmaceutical, finance, electronics and telecommunications industries. In 1967, Mr. Mazziota founded Microwave Power Devices, Inc. ("MPD"), which was sold to M/A-Com, Inc. in 1981. Mr. Mazziota continued as President of MPD until 1987, when he became Chairman of RSA. Mr. Mazziota also serves as President of IDM Consulting, which provides business consulting in the high technology mergers and acquisitions field. Mr. Mazziota holds Bachelors and Masters degrees in Electrical Engineering from New York Polytechnic Institute.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 1998, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 11.         EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

         No cash compensation was paid by the Company to any of its executive officers during fiscal 1998, fiscal 1997 or fiscal 1996. It is not anticipated that executive officers will receive direct cash compensation in the foreseeable future.

         During fiscal 1998, each director who was an executive officer of the Company was compensated for his services at a fee of $10,000 per annum. Effective as of October 1, 1998, the amount of such fee has been lowered to $8,000 per annum. Each director is also reimbursed for travel and other out-of-pocket disbursements actually incurred in the business of the Company.

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

         The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising M.D. Sass. Founded in 1972, M.D. Sass is engaged in investment management for approximately 100 clients, including pension and profit sharing funds, municipal employee benefits funds, insurance companies, endowment and charitable funds, large corporations and wealthy individuals. M.D. Sass currently has approximately $14 billion in assets under management.

         The Investment Adviser and certain other M.D. Sass affiliates currently serve as general partners of M.D. Sass Re/Enterprise Partners, L.P. ("Re/Enterprise "), M.D. Sass Corporate Resurgence Partners, L.P. ("Resurgence Partners") and M.D. Sass Re/Enterprise-II, L.P. ("Re/Enterprise-II"), private limited partnerships which have investment objectives similar to that of the Company, achieving long-term capital appreciation of its assets by investing primarily in securities of companies that are experiencing significant financial or business difficulties.

         Re/Enterprise, formed in October 1989, had approximately $83 million in assets as of September 30, 1998. Re/Enterprise-II, formed in February 1996, had approximately $18 million in assets as of the same date. Resurgence Partners had committed capital of approximately $312 million as of that date. Re/Enterprise was a member of a group which acquired a controlling interest in Seamans and assisted Seamans in a Restructuring. Re/Enterprise also participated in the Restructurings of other companies, including Memorex Telex Corp., Emerson Radio Corp., Ranger Industries, Inc. (formerly known as Coleco, Inc.), SPI Holding, Inc., Leaseway Transportation Corp. and Forstmann & Company, Inc.

         In addition to the two Re/Enterprise partnerships, the Investment Adviser and/or other affiliates of M.D. Sass serve as general partners of a more aggressive, higher-risk private limited partnership that invests in financially troubled companies, a fund of funds, a private limited partnership that utilizes a market-neutral strategy, a private limited partnership that invests in Middle Eastern securities and the U.S. listed ADR's of such companies, and other private limited partnerships that invest in municipal and government securities and distressed real estate that appears to have a potential for recovery. The Investment Adviser also serves as investment adviser to two private offshore investment companies pursuing investment strategies similar to the Re/Enterprise partnerships, Resurgence and the Company, as well as a corporate pension fund of a Fortune 100 company.

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

         Pursuant to the Financial Advisory Agreement, the Investment Adviser receives a base fee for furnishing the Company with the administrative services described above. Through October 1998, such base fee was $200,000 per annum. Effective November 1, 1998, the base fee has been lowered to $170,000 per annum.

         In addition to the base fee, the Investment Adviser receives an incentive fee for its investment advisory services equal to 20% of net new appreciation, if any, in the net asset value of the shares of Common Stock outstanding, adjusted for all operating expenses, including accruals for any tax liabilities on income or realized gains from portfolio transactions. A calculation has been and will continue to be made at the end of each calendar quarter, with the Investment Adviser receiving 20% of any net new appreciation occurring during the preceding four calendar quarters. Thus, the fee is computed and paid on a "rolling quarter" basis.

         At any time the incentive fee is to be calculated, if the net asset value per share previously has reached a level at which an incentive fee was paid (a "previous high peak"), an additional incentive fee will be paid only on the incremental appreciation of the shares of Common Stock over the shares' net asset value after payment of the previous incentive fee at such peak. In no event will an incentive fee be paid for recoupment of losses. Thus, if the net asset value of the shares of Common Stock falls below the initial net asset value, or the previous high peak at which the incentive fee was paid (less the incentive fee paid at such level), no incentive fee will be due the Investment Adviser. The Investment Adviser will only be entitled to a further incentive fee if the net asset value of the shares increases beyond the initial net asset value, or its net asset value following payment of the incentive fee at the previous high peak, as the case may be. Notwithstanding the foregoing, incentive fees payable to the Investment Adviser under the Financial Advisory Agreement will not exceed the maximum amount which the Investment Adviser is entitled to receive under the 1940 Act. During fiscal 1998, the Company paid the Investment Adviser the base fee of $200,000. No incentive fee was accrued in fiscal 1998 since the Company's net asset value has been below the previous high peak.

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

         The Financial Advisory Agreement continues from year to year if approved by a majority of independent directors and unless not less than 30 days prior written notice is given by a party of its intention not to renew. In November 1998, the independent directors of the Company approved the renewal of the Financial Advisory Agreement for a one-year period with a reduction in the base management fee to $170,000 per annum. The Financial Advisory Agreement is not assignable and may be terminated by either party upon 60 days prior written notice given to the other party.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

         The following table sets forth, as of December 7, 1998, the beneficial ownership of the shares of Common Stock of the Company of (i) each person known by the Company to beneficially own more than five percent of the Common Stock,
(ii) each director of the Company, (iii) the Company's Chief Executive Officer and (iv) all executive officers and directors as a group.

Name and Address                          Amount and Nature
of Beneficial Stockholder                 of Beneficial            Percentage of
or Identity of Group(1)                   Ownership                Common Stock
-----------------------                   -----------------        -------------

Officers and Directors:
Martin D. Sass                                 71,300                      9.3
Hugh R. Lamle                                  48,600                      6.4
James B. Rubin                                    -0-                      -0-
Larry Dinkin                                      -0-                      -0-
Thomas M. Garvin                                  -0-                      -0-
Lawrence W. Leighton                            1,000                       *
Edward Lowenthal                                3,000                       *
Daniel R. Mazziota                                200                       *

All executive officers and directors
as a group (nine persons)                     124,300(2)                  16.3

5% or Greater Shareholders:
Walter Kass                                   118,534(3)(4)               15.5
420 Lexington Avenue
New York, New York

Robert Schneider                               52,945(3)(5)                6.9
2 Broadway
New York, New York

----------------------
*Less than one percent


(1) Unless otherwise indicated, the address of each beneficial owner is c/o the Company, 1185 Avenue of the Americas, 18th Floor, New York, NY 10036.
(2) Includes 200 shares of Common Stock held by Martin E. Winter, the Company's Secretary-Treasurer.
(3)  Based on a Schedule 13D filed with the SEC.
(4) Represents 41,634 shares of Common Stock held by Curators Partners, LP. and 76,900 shares of Common Stock held by certain accounts managed by Curators Capital Management, Inc.
(5) Includes 12,000 shares of Common Stock owned jointly with Mr. Schneider's spouse. Excludes 18,650 shares of Common Stock owned by Mr. Schneider's spouse over which Mr. Schneider disclaims beneficial ownership and 31,449 shares owned by RAS Securities Corp., a registered broker-dealer, acquired in its ordinary course of business and over which Mr. Schneider has voting and dispositive power.

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

         (3)      Exhibits

                  Exhibit           Description of Exhibit
                  -------           ----------------------

                  1                 Form of Amended and Restated Certificate of
                                    Incorporation(1)
                  2                 By-Laws, as amended (1)
                  4                 Form of Common Stock certificate (1)
                  10.2              Revised Form of Financial Advisory Agreement
                                    between the Company and M.D. Sass Investors
                                    Services, Inc.(1)
                  27.1              Financial Data Schedule (SEC use only)

-------------------------
(1) Previously filed as an Exhibit of the same number to the Company's Registration Statement on Form N-2 (File No. 33-50424), and incorporated herein by reference.

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

                                            CORPORATE RENAISSANCE GROUP, INC.


                                            By:  /s/ Martin D. Sass
                                                 --------------------
                                            Martin D. Sass
                                            Chairman of the Board and
                                            Chief Executive Officer

Dated:  December 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                                                 Title                                   Date
----------                                                 -----                                   ----
/s/ Martin D. Sass                                 Chairman of the Board, Chief               December 29, 1998
--------------------------                         Executive Officer and Director
Martin D. Sass                                     (Principal Executive Officer)

/s/ Hugh R. Lamle                                  Executive Vice President                   December 29, 1998
--------------------------                         and Director
Hugh R. Lamle

/s/ James B. Rubin                                 Senior Vice President                      December 29, 1998
--------------------------                         and Director
James B. Rubin

/s/ Martin E. Winter                               Secretary-Treasurer (Principal             December 29, 1998
--------------------------                         Financial and Accounting Officer)
Martin E. Winter

/s/ Larry Dinkin                                   Director                                   December 29, 1998
--------------------------
Larry Dinkin

/s/ Thomas M. Garvin                               Director                                   December 29, 1998
--------------------------
Thomas M. Garvin

/s/ Lawrence W. Leighton                           Director                                   December 29, 1998
--------------------------
Lawrence W. Leighton

/s/ Edward Lowenthal                               Director                                   December 29, 1998
--------------------------
Edward Lowenthal

/s/ Daniel R. Mazziota                             Director                                   December 29, 1998
--------------------------
Daniel R. Mazziota