Form 10-Q
period 1998-12-31
CORPORATE RENAISSANCE GROUP INC
filed 1999-02-12
CIK 890399

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The number of shares outstanding of the Registrant's common stock is 678,150 (as of February 9, 1999).

CORPORATE RENAISSANCE GROUP, INC.
---------------------------------

INDEX


------------------------------------------------------------------


                                                                          Page

PART I - FINANCIAL INFORMATION

ITEM 1.


Statements of Assets and Liabilities as of December 31, 1998 and
September 30, 1998------------------------------------------------------------3


Statements of Operations and Changes in Net Assets for the Quarter ended December 31, 1998 and December 31, 1997---------------------------------------4


Statements of Cash Flows for the Quarters ended
December 31, 1998 and December 31, 1997---------------------------------------5


Schedule of Investments, December 31, 1998------------------------------------6


Notes to Financial Statements-------------------------------------------------7




ITEM 2.


Management's Discussion and Analysis of Financial
Condition and Results of Operations------------------------------------------12



PART II - OTHER INFORMATION
---------------------------

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                      STATEMENTS OF ASSETS AND LIABILITIES
                      ------------------------------------
                                  (Unaudited)

                                                                   DECEMBER 31, 1998                SEPTEMBER 30, 1998
                                                              ---------------------------     -----------------------------
ASSETS
Investments in securities, at market value
(cost $1,861,903 and $2,458,725 respectively)              $                   2,902,001   $                     2,514,213
Cash and cash equivalents                                                      3,971,424                         4,238,260
Income taxes receivable                                                           73,159                           183,841
Accrued interest receivable                                                        5,962                             5,852
Other assets                                                                      35,269                             3,917
                                                              ---------------------------     -----------------------------
    Total Assets                                                               6,987,815                         6,946,083

LIABILITIES


Accounts payable and accrued expenses                                             16,351                            12,324

                                                              ---------------------------     -----------------------------
    Total liabilities                                                             16,351                            12,324
                                                              ---------------------------     -----------------------------
      Net assets                                           $                   6,971,464   $                     6,933,759
                                                              ===========================     =============================

NET ASSETS

Common stock, (par value $.01 per share
20,000,000 shares authorized: 940,350
shares issued and 825,150 outstanding at
9/30/98, and 825,150 shares issued and
760,650 outstanding at 12/31/98)                           $                       8,252   $                         9,404

Additional paid-in capital                                                     6,961,382                         7,690,280

Treasury stock, at cost (115,200 shares at 9/30/98 and
64,500 shares at 12/31/98)                                                      (388,781)                         (730,050)
Accumulated income (losses):
Accumulated net operating loss before security
transactions                                                                    (865,432)                         (888,260)
Accumulated net realized gains from sale of investments                          495,388                           910,961
Net unrealized appreciation of investments                                       760,655                           (58,576)
                                                              ---------------------------     -----------------------------
                                                                                 390,611                           (35,875)
                                                              ---------------------------     -----------------------------
Net assets                                                 $                   6,971,464   $                     6,933,759
                                                              ===========================     =============================

Net asset value per share of common stock outstanding      $                        9.16   $                          8.40
                                                              ===========================     =============================

                       See notes to financial statements

                        CORPORATE RENAISSANCE GROUP, INC
                        --------------------------------

               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
               --------------------------------------------------
                                  (Unaudited)

                                                                        For the Quarter Ended       For the Quarter Ended
                                                                          December 31, 1998           December 31, 1997
                                                                                                   ------------------------
                                                                       ------------------------
Income:
    Dividend                                                        $                       --  $                  830,967
    Fee                                                                                     --                       8,954
    Interest                                                                            47,436                       8,053
                                                                       ------------------------    ------------------------
       Total income                                                                     47,436                     847,974
                                                                       ------------------------    ------------------------

Expenses:
    Financial advisory                                                                  44,744                      50,000
    Professional                                                                        10,193                      12,300
    Insurance                                                                           10,948                      11,750
    Board of directors                                                                  10,000                      12,500
    Other operating                                                                      3,420                       3,035
                                                                       ------------------------    ------------------------
        Total expenses                                                                  79,305                      89,585
                                                                       ------------------------    ------------------------

Operating income/(loss) before income tax benefit                                      (31,869)                    758,389

Income tax (expense) benefit                                                            54,697                     (28,094)
                                                                       ------------------------    ------------------------

Net operating income/(loss) before security transactions                                22,828                     730,295
                                                                       ------------------------    ------------------------

NET REALIZED AND UNREALIZED GAINS FROM INVESTMENTS:
    Net realized gains/(losses) from sales of investments                             (415,573)                     27,533
    Change in net unrealized appreciation/(depreciation) of
    investments                                                                        984,610                    (608,643)
    Income tax expense arising from net realized gains/(losses)
    and net unrealized appreciation/(depreciation) of                                 (165,379)                    (1,731)
    investments
                                                                       ------------------------    ------------------------
        Net realized and unrealized gains/(losses) on                                  403,658                    (582,841)
        investments
                                                                       ------------------------    ------------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS
                                                                    $                  426,486  $                  147,454
                                                                       ------------------------    ------------------------

Net assets at beginning of period                                   $                6,933,759  $                7,548,957
Net decrease in net assets resulting from treasury stock                              (388,781)                         --
purchases
                                                                       ========================    ========================

Net assets at end of period                                         $                6,971,464  $                7,696,411
                                                                       ========================    ========================

Per Share Data:
    Net operating gain/(loss) before security transactions          $                      .03  $                      .94
    Net realized (losses) from sales of investments                                       (.54)                       (.14)
    Net unrealized (depreciation)/appreciation of investments                             1.07                        (.65)
    Net gain on treasury stock transactions                                                .20                          --
                                                                       ------------------------    ------------------------
    Net increase in net asset value resulting from operations                              .76                         .15
                                                                       ------------------------    ------------------------
    Net asset value per common share at beginning of period                               8.40                        8.03
                                                                       ========================    =======================
    Net asset value per common shares at end of period              $                     9.16  $                     8.18
                                                                       ========================    =======================

                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                                                        For the Quarter Ended       For the Quarter Ended
                                                                          December 31, 1998           December 31, 1997
                                                                       ------------------------    ------------------------

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations                $                  426,486  $                  147,454
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash (used in)/provided by
operating activities:
      Change in net unrealized appreciation of investments                            (984,610)                    608,642
      Realized (gains)/losses  from sale of investments                                415,573                     (27,533)
      Deferred income tax provision                                                    110,682                          --
     (Increase) in operating assets:
      Income taxes receivable                                                               --                     (23,377)
      Accrued interest receivable                                                         (110)                     (2,344)
      Other assets                                                                     (31,352)                    (35,250)
    Increase (decrease) in operating liabilities:
      Deferred liability                                                                    --                      (8,953)
      Income taxes payable                                                                  --                      49,405
      Accounts payable and accrued expenses                                              4,027                      11,468
                                                                       ------------------------    ------------------------
      Net cash flows provided by operating activities                                  (59,304)                    719,512
                                                                       ------------------------    ------------------------

Cash Flows from Investing Activities:
      Purchase of securities                                                               (36)                   (741,320)
      Proceeds from recapitalized investment                                                --                   2,018,107
      Proceeds from sale of securities                                                 181,285                      38,319
                                                                       ------------------------    ------------------------
      Net cash flows provided by investing activities                                  181,249                   1,315,106
                                                                       ------------------------    ------------------------

Cash Flows from Financing Activities:
      Purchase of treasury stock                                                      (388,781)                         --
                                                                       ------------------------    ------------------------
       Net cash flows (used in) financing activities                                  (388,781)                         --
                                                                       ------------------------    ------------------------

Net increase/(decrease) in cash and cash equivalents                                  (266,836)                  2,034,618

Cash and Cash Equivalents, at the beginning of the period                            4,238,260                     950,692
                                                                       ------------------------    ------------------------

Cash and Cash Equivalents, at the end of the period                 $                3,971,424  $                2,985,310
                                                                       ========================    ========================
 Supplemental disclosure (cash transactions):
      Income taxes paid, net                                      $                         --  $                    3,797
                                                                       ========================    ========================


 Supplemental disclosure (non-cash transactions):
      The company retired 115,200 shares of common stock previously held as treasury stock with a total cost of $730,050.



                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                           SCHEDULE OF INVESTMENTS(1)
                           --------------------------

                               DECEMBER 31, 1998
                               -----------------
                                  (Unaudited)



SHARES                         TYPE OF ISSUE                                                                      % OF
OR FACE                             AND                                 ORIGINAL                MARKET             NET
 VALUE                        NAME OF ISSUER                              COST                  VALUE             ASSETS
-------        ---------------------------------------------       -----------------       ---------------    -------------
                          Reorganized Companies
               ---------------------------------------------
                               Common Stock
               ---------------------------------------------

513,310        CVSI Acquisition Co., L.L.C(2)                   $           513,310     $         513,310        7.3%
  7,930        Seaman Furniture - Class A(3)                                145,732               385,477        5.5%
 25,112        Seaman Furniture - Class B(3)                                461,492             1,220,694       17.3%
                                                                   -----------------       ---------------
                     Total Reorganized Companies                          1,120,534             2,119,481
                                                                   -----------------       ---------------


                            Other Investments
               ---------------------------------------------
                               Common Stock
               ---------------------------------------------
1,533,000            Signet Group Plc                                       741,369               782,520       11.1%
                                                                   -----------------       ---------------
                     Total Other Investments                                741,369               782,520
                                                                   -----------------       ---------------

                     Total Investments                          $         1,861,903     $       2,902,001
                                                                   =================       ===============


1 Notes to Schedule of Investments:
  -----------------------------------
The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing, except for Seamans Furniture described in Note 9. See
Note 1.


2 Represents a beneficial interest in 513,310 shares of CVSI Inc., which is not considered to be a readily marketable security.


3  Not considered to be a readily marketable security.

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------
                                  (Unaudited)


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

         On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. On November 3, 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the Company's open market share repurchase program to 350,000 shares. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of December 31, 1998, 195,450 shares have been repurchased at an average cost of $6.36 per share, of which 15,750 were retired in 1997 and 115,200 on October 14, 1998. In addition, subsequent to December 31, 1998, an additional 82,500 shares were purchased at an average cost of $7.11 per share.

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

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------
                                  (Unaudited)


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

3.       Income Taxes

         The components of income tax expense (benefit) on pre-tax income $537,168 for the quarter ended December 31, 1998, and pre-tax income $177,279 for the quarter ended December 31, 1997 are as follows:


          Federal:                                                                      1998                1997
                                                                                   ----------------    ----------------
                                                   Current                    $           -                     46,708
                                                   Deferred                                 98,804            (126,975)
                                                                                   ----------------    ----------------
                                                                                            98,804             (80,267)
                                                                                   ----------------    ----------------
          State and Local:
                                                   Current                                -                    (16,883)
                                                   Deferred                                 11,878              (7,520)
                                                                                   ----------------    ----------------
                                                                                            11,878             (24,403)
                                                                                   ----------------    ----------------

          Allowance for deferred tax asset                                                -                    134,495
                                                                                   ----------------    ----------------

                                                                  Total       $            110,682             (29,825)
                                                                                   ================    ================
                                       8

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------
                                  (Unaudited)


3.        Income Taxes (continued)
          ------------------------

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore create a temporary difference. In addition, the Company has federal and state net-operating losses which also create a temporary difference. During the quarter, the Company recorded a deferred tax benefit from operations of approximately $43,000 to reflect the change in the net operating loss carryforward for federal and state taxes as of September 30, 1998, and management's expectation with respect to the realization of this deferred tax asset at December 31, 1998. As of December 31, 1998 and September 30, 1998, there is a net deferred tax asset of $454 and $111,136, respectively. A valuation allowance in the amount of $66,725 has been established to offset a portion of the net deferred tax asset which more likely than not will not provide a future benefit.

         The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same. The benefit from the graduated federal tax rate is offset by the state and local tax liability.

4.       Financial Advisory and Investment Banking Fees and
         --------------------------------------------------
         Other Transactions with Affiliates and Related Parties
         ------------------------------------------------------

         The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). In November 1998, the Company renewed its Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser will receive a base fee of $170,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at December 31, 1998.

5.       Board of Directors Fees
         -----------------------

         The Company pays each of its five independent directors an annual fee of $8,000 for the directors' services as such.

6.       Investment Transactions
         -----------------------

         As of December 31, 1998 the accumulated unrealized appreciation on investments was $1,040,098.

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

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------
                                  (Unaudited)


7.        Concentration of Credit Risk and Off-Balance Sheet Risk (continued)
          -------------------------------------------------------------------

         The Company's activities with off balance sheet risk include the writing of traded stock market index options. The Company is subject to market risk associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset and then bears the risk of unfavorable changes in the price of the stock index underlying the option. There were no written options outstanding at December 31, 1998.

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

9.       Investment in Seaman Furniture Company, Inc.
         --------------------------------------------

                  In August 1997, Seaman Furniture Company, Inc. ("Seamans") entered into an Agreement and Plan of Merger, as amended on September 4, 1997 (the "Merger Agreement") with SFC Merger Company ("Newco"), a Delaware corporation formed and wholly owned by the Investment Adviser and its affiliates (including the Company), T. Rowe Price Recovery Fund, L.P. ("Price") and Carl Marks Management Co., L.P. ("Marks," and collectively with the Investment Adviser and Price, the "Funds"), pursuant to which the Funds will acquire through a merger (the "Merger") all of the outstanding common stock of Seamans not already owned by the Funds (the "Public Stock"). Upon consummation of the Merger, Newco merged with and into Seamans and each share of Public Stock (other than dissenting shares) was converted into the right to receive $25.05 in cash and each

                       CORPORATE RENAISSANCE GROUP, INC.
                       ---------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------
                                  (Unaudited)


9.        Investment in Seaman Furniture Company, Inc. (continued)
          --------------------------------------------------------

existing Seamans stock option was converted into the right to receive $25.05 in cash per share purchasable thereunder, less the exercise price with respect thereto, other than certain options of officers of the Company which will be cancelled and reissued as options of equivalent or greater value following the Merger. Consummation of the Merger took place on December 23, 1997.

Following consummation of the Merger, the Funds own all of the outstanding shares of Seamans Common Stock of which approximately 47.5% is owned by the Investment Adviser and its affiliates, including 4.1% by the Company. In addition, 19.3% of Seamans Common Stock, on a fully diluted basis, was reserved for issuance to certain officers and employees of Seamans upon the exercise of options. The Funds received a distribution of approximately $67.0 million on the shares of Seamans held by them, of which approximately 30% represented a dividend and the balance a distribution in return of capital. Approximately $2.84 million of this distribution was received by the Company.

PART II - OTHER INFORMATION
---------------------------

         Item 2.           Management's Discussion and Analysis of Financial
                           -------------------------------------------------
                           Condition and Results of Operations
                           -----------------------------------

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

         The Company's primary source of working capital is funds generated from investment activities. At December 31, 1998, the Company had cash and cash equivalents of $3,971,424, as compared to cash and cash equivalents of $4,238,260 at September 30, 1998. The net decrease in cash and cash equivalents was a result of purchases in treasury stock coupled with proceeds from the sale of an investment in securities during the quarter.

         In November, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company and was authorized, from time to time, to purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. In November 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the program from 175,000 shares (substantially all of which had been repurchased at that time) to 350,000 shares. As of December 31, 1998, the Company had purchased 195,450 shares pursuant to this program at an average cost of $6.36 per share.

         The Board of Directors of the Company is actively exploring various strategic alternatives for enhancing stockholder value including, among others, acquiring an operating company and withdrawing the Company's BDC election; adopting a plan of liquidation; or restructuring the Company, possibly in connection with raising additional capital.

Results of Operations

         Quarter ended December 31, 1998 as compared to Quarter ended December 31, 1997

         During the quarter ended December 31, 1998, the Company had interest income of $47,436, as compared to interest income of $8,053 in the 1997 quarter. During the 1997 quarter, the Company also realized a distribution of $830,967 from one Portfolio Investment and $8,954 in investment banking and consulting fees relating to another Portfolio Investment. Operating expenses during the 1998 quarter were $79,305, as compared to $89,585 in the 1997 quarter. This decrease is primarily attributable to reductions implemented during the 1998 quarter in the amount of the base fee paid to the Investment Adviser and in fees paid to independent directors. For the quarter ended December 31, 1998, the Company had a pre-tax operating loss and net operating income of $31,969 and $22,828 respectively, as compared to pre-tax operating income and net operating income for the 1997 quarter of $758,389 and $730,295, respectively. The pre-tax and net operating income earned in the 1997 quarter was attributable to the distribution realized during the quarter on the Portfolio Investment. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

         During the quarter ended December 31, 1998, the Company had net losses from sale of investments of $403,658, as compared to net realized gains from sale of investments of $27,583 during the 1997 quarter. For the 1998 quarter, the Company had net unrealized appreciation of investments of $984,610 as compared to net unrealized depreciation of investments of $608,643 in the 1997 quarter. For the 1998 quarter, the Company had net realized and unrealized gains on investments of $403,658, as compared to net realized and unrealized losses on investments of $582,841 for the 1997 quarter and, after giving effect to net operating losses, an increase in net assets resulting from operations of $426,486 in the 1998 quarter, as compared to an increase in net assets resulting from operations of $147,454 in the 1997 quarter.

Net Asset Value

         At December 31, 1998, the Company had a net asset value of $9.16 per share, an increase of $0.76 per share from net asset value at September 30, 1998 of $8.40 per share. Shares outstanding at December 31, 1998 were 760,650 as compared to 825,150 at September 30, 1998 as a result of repurchases of 64,500 shares of Common Stock during the quarter under the Company's open market share repurchase program.

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

          b)       Reports on Form 8-K -- none

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12, 1999       CORPORATE RENAISSANCE GROUP,
                                  INC.



                                  By: /s/ Martin D. Sass
                                      -----------------------------------------
                                      Martin D. Sass, Chairman of the Board and
                                      Chief Executive Officer




                                  By: /s/ Martin E. Winter
                                      -----------------------------------------
                                      Martin E. Winter, Secretary-Treasurer
                                      (Principal Financial and Accounting
                                      Officer)