Form 10-Q
period 1999-03-31
CORPORATE RENAISSANCE GROUP INC
filed 1999-05-14
CIK 890399

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

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

The number of shares outstanding of the Registrant's common stock is 658,750 (as of May 6, 1999).

CORPORATE RENAISSANCE GROUP, INC.
INDEX


                                                      Page

PART I - FINANCIAL INFORMATION

ITEM 1.


Statements of Assets and Liabilities as of March 31, 1999 and
September 30, 1998                                    3

Statements of Operations and Changes in Net Assets for the Quarters ended March 31, 1999 and March 31, 1998 and for the Six Months ended March 31, 1999
and  March 31, 1998                                   4


Statements of Cash Flows for the Six Months ended March 31, 1999 and
March 31, 1998                                        5


Schedule of Investments, March 31, 1999               6


Notes to Financial Statements                         7




ITEM 2.


Management's Discussion and Analysis of Financial
Condition and Results of Operations                  12



PART II - OTHER INFORMATION

CORPORATE RENAISSANCE GROUP, INC.
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

                            MARCH 31, 1999  SEPTEMBER 30, 1998
ASSETS
Investments in securities,
at market value (cost
$1,981,279 and $2,458,725
respectively)                $ 3,427,118     $2,514,213
Cash                           3,225,777      4,238,260
Income taxes receivable        -              183,841
Accrued interest receivable    3,774          5,852
Other assets                   25,149         3,917
Total Assets                   6,681,818      6,946,083

LIABILITIES

Income taxes payable           212,929        -
Accounts payable and
accrued expenses                38,217        12,324

Total liabilities              251,146        12,324
Net assets                  $6,430,672    $6,933,759

NET ASSETS

Common stock, (par
value $.01 per
share 20,000,000
shares authorized:
940,350 shares
issued and 825,150
outstanding at
9/30/98, and 825,150
shares issued and
658,750 outstanding
at 3/31/99)                  $    8,252     $    9,404

Additional paid-in capital     6,961,382      7,690,280

Treasury stock, at cost
(115,200 shares at 9/30/98
and 166,400 shares
at 3/31/99)                   (1,120,962)     (730,050)
Accumulated income (losses):
Accumulated net operating
loss before security
Transactions                    (912,270)     (888,260)
Accumulated net realized
gains from sale of
investments                      495,387       910,961
Net unrealized appreciation
of investments                   998,883       (58,576)
                                 582,000       (35,875)
Net assets                    $6,430,672   $ 6,933,759
                              ___________  _____________
Net asset value per share of
common stock outstanding          $ 9.76        $ 8.40

See notes to financial statements

CORPORATE RENAISSANCE GROUP, INC
STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
(Unaudited)

                          For the   For the     For the Six     For the Six
                          Quarter   Quarter     Months            Months
                          Ended     Ended       Ended             Ended
                          3/31/99   3/31/98     3/31/99           3/31/98

Income:
Dividend                    $ --        $ --      $ --             $  30,967
Fee                           --          8,954     --                17,907
Interest                      35,847      38,685    83,283            46,738
Total income                  35,847      47,639    83,283            895,612

Expenses:
Financial advisory            42,500      50,000    87,244            100,000
Professional                  29,950      12,300    40,143            24,600
Insurance                     10,120      11,750    21,068            23,500
Board of directors            10,000      12,500    20,000            25,000
Other operating               3,525       3,466     6,945             6,500
Total expenses                96,095      90,016    175,400           179,600

Operating income/
(loss) before income
tax benefit                   (60,248)    (42,377)  (92,117)          716,012

Income tax (expense)
benefit                       13,408      --        68,105            (28,094)

Net operating income/
(loss) before security
 transactions                 (46,840)    (42,377)  (24,012)        687,918

NET REALIZED AND UNREALIZED
GAINS FROM INVESTMENTS:
Net realized gains/(losses)
from sales of investments     --          256,764   (415,573)       284,297
Change in net unrealized
appreciation/(depreciation)
of investments                405,741   1,232,250   1,390,351       623,607

Income tax expense arising
from net realized
gains/(losses) and net
unrealized appreciation/
(depreciation) of
investments                  (167,512)    (477,026)  (332,891)     (478,757)
Net realized and
unrealized gains/(losses)
on investments                238,229    1,011,988    641,887       429,147

NET INCREASE IN
NET ASSETS RESULTING
FROM OPERATIONS             $ 191,389   $ 969,611   $  617,875     $  1,117,065

Net assets at beginning
of period                   $ 6,971.464 $ 7,696,411 $  6,933,759   $  7,548,957
Net decrease in net assets
resulting from treasury
stock purchases               (732,181)   (207,800)    (1,120,962)   (207,800)
Net assets at end of
period                     $ 6,430,672  $ 8,458,222    $6,430,672  $8,458,222

Per Share Data:
Net operating gain/(loss)
before security
transactions               $  (.07)      $  (.19)      $  (.04)     $ .75

Net realized and unrealized
gain/(losses) from sales of
investments                   .36         1.23         .97          .44

Net gain on treasury
stock transactions            .31         .08          .43          .08
Net increase in net asset
value resulting from
operations                    .60         1.12         1.36         1.27

Net asset value per
common share at beginning
of the period                 9.16        8.18         8.40         8.03

Net asset value per
common shares at end of
the period                  $ 9.76      $ 9.30      $  9.76        $  9.30

See notes to financial statements

CORPORATE RENAISSANCE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                      For the Six Months Ended      For the Six Months Ended
                           March 31, 1999           March 31, 1998

Cash Flows from Operating Activities:
Net increase in net assets
resulting from operations            $ 617,875     $ 1,117,065

Adjustments to reconcile net
increase/(decrease) in net
assets resulting from operations
to net cash provided by
operating activities:
Change in net unrealized
appreciation of investments            (1,390,351)   (623,607)

Realized (gains)/losses
from sale of investments               415,573       (284,297)

Deferred income tax provision          257,341       --

   (Increase) in operating assets:

Income taxes receivable                138,533       9,755

Accrued interest receivable            2,078         (2,974)

Other assets                           (21,232)      (23,500)

Increase (decrease) in
operating liabilities:
Deferred liability                     --            (17,907)

Income taxes payable                   896           463,026

Accounts payable and
accrued expenses                       25,893        (3,680)

Net cash flows provided
by operating activities                46,606        633,881

Cash Flows from Investing Activities:

Purchase of securities                 (119,412)     (736,843)

Proceeds from recapitalized
investment                                 --       2,018,107

Proceeds from sale of securities        181,285       383,426

Net cash flows provided by
investing activities                   61,873        1,664,690

Cash Flows from Financing Activities:

Purchase of treasury stock             (1,120,962)   (207,800)

Net cash flows (used in)
financing activities                   (1,120,962)   (207,800)

Net increase/(decrease) in cash        (1,012,483)   2,090,771

Cash at the beginning of the period    4,238,260     950,692

Cash at the end of the period        $ 3,225,777   $ 3,041,463

Supplemental disclosure
(cash transactions):

Income taxes paid/(refunded),
net                                  $ (131,088)   $   30,273

Supplemental disclosure
(non-cash transactions):

The company retired 115,200
shares of common stock
Previously held as treasury
stock for a total cost of  $730,050.

See notes to financial statements

CORPORATE RENAISSANCE GROUP, INC.
SCHEDULE OF INVESTMENTS(1)
MARCH 31, 1999
(Unaudited)

#SHARES       TYPE OF ISSUE                           FAIR OR   % OF
OR             AND                      ORIGINAL       MARKET    NET
FACE VALUE     NAME OF ISSUER            COST           VALUE          ASSETS


Reorganized Companies
Common Stock

632,680   CVSI Acquisition Co., L.L.C (2)  $632,680   $632,680   9.8%
33,042    Seaman Furniture - Class C (3)   607,223    1,608,485  25.0%

          Total Reorganized Companies      1,239,903  2,241,165

Other Investments
Common Stock

1,533,000  Signet Group Plc                741,376    1,185,953 18.4%
          Total Other Investments          741,376    1,185,953

Total Investments                       $1,981,279    $3,427,118

(1) Notes to Schedule of Investments:
The above investments are non-income producing except for CVSI
Acquisition Co., L.L.C. See note 8. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
See Note 1.

(2) Represents a beneficial interest in 513,310 shares of CVSI Inc., and a line of credit borrowing of $119,370 to CVSI, Inc., which are not considered to be a readily marketable securities. See Note 8.


(3) Not considered to be a readily marketable security.


CORPORATE RENAISSANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(Unaudited)


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

     On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. On November 3, 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the Company's open market share repurchase program to 350,000 shares. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of March 31, 1999, 297,350 shares have been repurchased at an average cost of $6.65 per share, of which 15,750 were retired in 1997 and 130,950115,200 on October 14, 1998. Subsequent to March 31, 1998, no additional shares were purchased.

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

CORPORATE RENAISSANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(Unaudited)


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

     c.   Income Taxes

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at March 31, 1999 for federal income tax purposes and financial reporting purposes was the same.


     d.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

3.   Income Taxes

     The components of income tax expense (benefit) on pre-tax income $882,661 in for the six months ended March 31, 1999, and pre-tax income $1,623,915 in for the six months ended March 31, 1998 are as follows:


Federal:                           1999           1998

Current                           $ 10,467        148,017
           Deferred                 230,447       311,986
                                    240,914       460,003
State and Local:
           Current                  (3,022)       8,765
           Deferred                 26,894        38,083
                                    23,872        46,848

           Total                 $  (264,786)     506,851

CORPORATE RENAISSANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(Unaudited)


3.   Income Taxes (continued)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore create a temporary difference. In addition, the Company has federal and state net-operating losses which also create a temporary difference. During the six months ended March 31, 1999, the Company recorded a deferred tax benefit from operations of approximately $43,000 to reflect the change in the net operating loss carryforward for federal and state taxes as of September 30, 1998, and management's expectation with respect to the realization of this deferred tax asset at March 31, 1999. As of March 31, 1999 and September 30, 1998, there is a net deferred tax asset/(payable) of $(146,204) and $111,136, respectively. A valuation allowance in the amount of $66,725 was has been established to offset a portion of the deferred tax assets which more likely than not will not provide a future benefit.

     The Company's effective income tax rate is lower than the U.S. federal
statutory rate due to the   benefit from the graduated federal tax rate.

4.   Financial Advisory and Investment Banking Fees and
     Other Transactions with Affiliates and Related Parties

     The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). In November 1998, the Company renewed its Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser will receive a base fee of $170,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at March 31, 1999.

5.   Board of Directors Fees

     The Company pays each of its five independent directors an annual fee of $8,000 for the directors' services as such.

6.   Investment Transactions

     As of March 31, 1999 the accumulated unrealized appreciation on investments was $1,445,839.

7.   Concentration of Credit Risk and Off-Balance Sheet Risk

     The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterparty or the Company's regulated clearing brokers cannot fulfill their contractual obligations.

CORPORATE RENAISSANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(Unaudited)


7.   Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

The Company's activities with off balance sheet risk include the writing of traded stock market index options. The Company is subject to market risk associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset and then bears the risk of unfavorable changes in the price of the stock index underlying the option. There were no written options outstanding at March 31, 1999.

8.   Investment in CVSI, Inc.

     In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest in the Open Service Solutions business unit ("CVSI") of Computervision Corporation ("Computervision"), through CVSI Acquisition Co., L.L.C., a newly formed Delaware limited liability company. In the transaction, the Buyer paid $7.6 million to Computervision for 76% of CVSI's Class A Voting Stock (the "Class A Stock"). In addition, CVSI paid Computervision $25.0 million in cash and issued Computervision a $10.0 million subordinated note (the "Subordinated Note"). Further, Computervision retained its ownership of 24% of CVSI's Class A Stock and 100% of CVSI's Class B Non-Voting Stock (the "Class B Stock"). The Buyer also received options to purchase (i) the Class A Stock held by Computervision should the Buyer retire the Subordinated Note within one year of the transaction and (ii) the Class B Stock for $15.0 million. Moreover, if CVSI does not achieve certain specified levels of product revenues and operating margins from Computervision-initiated referrals, CVSI will have the option to purchase, at a nominal price, some or all of the Class A Stock held by Computervision. In addition, CVSI Acquisition Co. LLC provided CVSI with a five year $2.5 million line of credit facility to support short-term working capital needs of CVSI. Interest is accrued at a floating rate of LIBOR plus 3%. As of March 31, 1999, CVSI has borrowed $2,000,000 in connection with this facility. The Company along with certain of its affiliates contributed capital to CVSI Acquisition Co. to satisfy this funding. The Company's proportionate share of the contribution was $119,370.

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

9.   Investment in Seaman Furniture Company, Inc.

     In August 1997, Seaman Furniture Company, Inc. ("Seamans") entered into an Agreement and Plan of Merger, as amended on September 4, 1997 (the "Merger Agreement") with SFC Merger Company ("Newco"), a Delaware corporation formed and wholly owned by the Investment Adviser and its affiliates (including the Company), T. Rowe Price Recovery Fund, L.P. ("Price") and Carl Marks Management Co., L.P. ("Marks," and collectively with the Investment Adviser and Price, the "Funds"), pursuant to which the Funds will acquire through a merger (the "Merger") all of the outstanding common stock of Seamans not already owned by the Funds (the "Public Stock"). Upon consummation of the Merger, Newco merged with

CORPORATE RENAISSANCE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(Unaudited)


9.   Investment in Seaman Furniture Company, Inc. (continued)

and into Seamans and each share of Public Stock (other than dissenting shares) was converted into the right to receive $25.05 in cash and each existing Seamans stock option was converted into the right to receive $25.05 in cash per share purchasable thereunder, less the exercise price with respect thereto, other than certain options of officers of the Company which will be cancelled and reissued as options of equivalent or greater value following the Merger. Consummation of the Merger took place on December 23, 1997.

Following consummation of the Merger, the Funds own all of the outstanding shares of Seamans Common Stock of which approximately 47.5% is currently owned by the Investment Adviser and its affiliates, including 4.1% by the Company. In addition, 19.3% of Seamans Common Stock, on a fully diluted basis, was reserved for issuance to certain officers and employees of Seamans upon the exercise of options. The Funds have received a distribution of approximately $67.0 million on the shares of Seamans held by them, of which approximately 30% capitalrepresented a dividend and the balance a distribution in return of capital. Approximately $2.84 million of this distribution was received by the Company.

PART II - OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains, in addition to historical information, forward-looking statements regarding Corporate Renaissance Group, Inc. (the "Company"), which represents the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risk and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Report and the Company's other filings with the Securities and Exchange Commission (the "Commission").


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

The Company's primary source of working capital is funds generated from investment activities. At March 31, 1999, the Company had cash of $3,225,777, as compared to cash of $4,238,260 at September 30, 1998. The net decrease in cash was primarily the result of purchases in treasury stock coupled with proceeds from the sale of an investment in securities during the year.

In November, 1996, the Company implemented an open market share repurchase program, pursuant to the Company and was authorized, from time to time, to purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. In November 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the program from 175,000 shares (substantially all of which had been repurchased at that time) to 350,000 shares. As of March 31, 1999, the Company had purchased 297,350 shares pursuant to this program at an average cost of $6.65 per share.

Since mid-1998 the Board of Directors of the Company has been actively exploring various strategic alternatives for enhancing stockholder value. In March 1999, the Company received a proposal from a management-led group to acquire all of the issued and outstanding shares of the Company's Common Stock. Martin D. Sass (the Company's Chairman, Chief Executive Officer and a principal stockholder), Hugh R. Lamle (the Company's Executive Vice President and a principal stockholder) and Walter Kass and his affiliates (a principal stockholder of the Company) proposed to offer to acquire all of the issued and outstanding Common Stock of the Company by a merger of the Company with and into an entity controlled by such persons (the "Merger"). Upon completion of the Merger, each share of Common Stock (other than those held by Messrs. Sass, Lamle and Kass) would be converted into the right to receive $8.00 in cash. The Company has appointed a Special Committee of three independent directors to evaluate the proposal and report to the Board. The Special Committee has retained an investment banking firm to advise it, and is currently evaluating the proposal.

Results of Operations

Quarter ended March 31, 1999 as compared to Quarter ended March 31, 1998

During the quarter ended March 31, 1999, the Company had interest income of $35,847, as compared to interest income of $38,685 in the 1998 quarter. During the 1998 quarter, the Company also realized a distribution of $8,954 in investment banking and consulting fees relating to a Portfolio Investment. Operating expenses during the 1999 quarter were $96,095, as compared to $90,016 in the 1998 quarter. For the quarter ended March 31, 1999, the Company had a pre-tax operating loss and net operating loss of $60,248 and $46,840 respectively, as compared to a pre-tax and net operating loss for the 1998 quarter of $42,377. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

During the quarter ended March 31, 1999, the Company had no gains or losses from the sale of investments, as compared to net realized gains from sale of investments of $256,764 during the 1998 quarter. For the 1999 quarter, the Company had net unrealized appreciation of investments of $405,741 as compared to net unrealized appreciation of investments of $1,232,250 in the 1998 quarter. For the 1999 quarter, the Company had net realized and unrealized gains on investments of $238,229, as compared to net realized and unrealized gains on investments of $1,011,988 for the 1998 quarter and, after giving effect to net operating losses, an increase in net assets resulting from operations of $191,389 in the 1999 quarter, as compared to an increase in net assets resulting from operations of $969,611 in the 1998 quarter.

     Six Months ended March 31, 1999 as compared to Six Months ended December 31, 1998

     During the six months ended March 31, 1999, the Company had interest income of $83,283, as compared to interest income of $46,738 in the 1998 period.
During the 1998 period, the Company also realized a distribution of $830,967 from one Portfolio Investment and $17,907 in investment banking and consulting fees relating to another Portfolio Investment. Operating expenses during the 1999 period were $175,400, as compared to $179,600 in the 1998 period. For the six months ended March 31, 1999, the Company had a pre-tax operating loss and net operating loss of $92,117 and $24,012 respectively, as compared to pre-tax operating income and net operating income for the 1998 period of $716,012 and $687,918, respectively. The pre-tax and net operating income earned in the 1998 period was attributable to the distribution realized during the quarter on the Portfolio Investment. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

     During the six months ended March 31, 1999, the Company had net losses from sale of investments of $415,573, as compared to net realized gains from sale of investments of $284,297 during the 1998 period. For the 1999 period, the Company had net unrealized appreciation of investments of $1,390,351 as compared to net unrealized appreciation of investments of $623,607 in the 1998 period. For the 1999 period, the Company had net realized and unrealized gains on investments of $641,887, as compared to net realized and unrealized gains on investments of $429,147 for the 1998 period and, after giving effect to net operating losses, an increase in net assets resulting from operations of $617,875 in the 1999 period, as compared to an increase in net assets resulting from operations of $1,117,065 in the 1998 period.

Net Asset Value

At March 31, 1999, the Company had a net asset value of $9.76 per share, an increase of $1.36 per share from net asset value at September 30, 1998 of $8.40 per share. Shares outstanding at March 31, 1999 were 658,750 as compared to 825,150 at September 30, 1998 as a result of repurchases of 166,400 shares of Common Stock during the year under the Company's open market share repurchase program.

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

Date: May 14, 1999           CORPORATE RENAISSANCE GROUP,INC.



                               By:/s/ Martin D. Sass
                               ___________________________________
                               Martin D. Sass, Chairman of the Board and
                               Chief Executive Officer




                               By:/s/ Martin E. Winter
                               ____________________________________
                               Martin E. Winter, Secretary-Treasurer
                                    (Principal Financial and Accounting
                                    Officer)