Form 10-Q
period 1999-06-30
CORPORATE RENAISSANCE GROUP INC
filed 1999-08-13
CIK 890399

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

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



--------------------------------------------------------------------------------
    Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---    ---

The number of shares outstanding of the Registrant's common stock is 658,750 (as of August 12, 1999).

CORPORATE RENAISSANCE GROUP, INC.

INDEX

------------------------------------------------------------------


                                                                          Page

PART I - FINANCIAL INFORMATION

ITEM 1.

Statements of Assets and Liabilities as of June 30, 1999 and
September 30, 1998------------------------------------------------------------3

Statements of Operations and Changes in Net Assets for the Quarters ended June 30, 1999 and June 30, 1998 and for the
Nine Months ended June 30, 1999 and June 30, 1998-----------------------------4

Statements of Cash Flows for the Nine Months ended June 30,
1999 and June 30, 1998 -------------------------------------------------------5

Schedule of Investments, June 30, 1999----------------------------------------6

Notes to Financial Statements-------------------------------------------------7


ITEM 2.


Management's Discussion and Analysis of Financial
Condition and Results of Operations------------------------------------------12


PART II - OTHER INFORMATION

                       CORPORATE RENAISSANCE GROUP, INC.

                     STATEMENTS OF ASSETS AND LIABILITIES
                                  (Unaudited)


                                                                           JUNE 30, 1999                 SEPTEMBER 30, 1998
                                                                     ---------------------------     ---------------------------
ASSETS
Investments in securities, at market value
  (cost $1,446,325 and $2,458,725 respectively)                   $                   5,068,649   $                   2,514,213
Cash                                                                                  4,041,414                       4,238,260
Income taxes receivable                                                                      --                         183,841
Accrued interest receivable                                                               4,262                           5,852
Accrued dividend receivable                                                               6,902                              --
Other assets                                                                             14,885                           3,917
                                                                     ---------------------------     ---------------------------
    Total assets                                                                      9,136,112                       6,946,083

LIABILITIES

Income taxes payable                                                                  1,124,613                              --
Accounts payable and accrued expenses                                                    11,462                          12,324
                                                                     ---------------------------     ---------------------------
    Total liabilities                                                                 1,136,075                          12,324
                                                                     ---------------------------     ---------------------------
      Net assets                                                  $                   8,000,037   $                   6,933,759
                                                                     ===========================     ===========================

NET ASSETS

Common stock, (par value $.01 per share 20,000,000 shares
authorized: 940,350 shares issued and 825,150 outstanding at
9/30/98, and 658,750 shares issued and outstanding at 6/30/99)   $                        6,588   $                       9,404

Additional paid-in capital                                                            5,842,084                       7,690,280


Treasury stock, at cost (115,200 shares at 9/30/98)                                          --                       (730,050)
Accumulated income (losses):
Accumulated net operating loss before
   security transactions                                                              (991,656)                       (888,260)
Accumulated net realized gains from sale of investments                                 874,621                         910,961
Net unrealized appreciation of investments                                            2,268,400                        (58,576)
                                                                     ---------------------------     ---------------------------
                                                                                      2,151,365                        (35,875)
                                                                     ---------------------------     ---------------------------
Net assets                                                        $                   8,000,037   $                   6,933,759
                                                                     ===========================     ===========================

Net asset value per share of common stock outstanding             $                       12.14   $                        8.40
                                                                     ===========================     ===========================


                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC

              STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
                                  (Unaudited)

                                                  For the Quarter       For the Quarter        For the Nine         For the Nine
                                                       Ended                 Ended             Months Ended         Months Ended
                                                   June 30, 1999         June 30, 1998         June 30,1999         June 30,1998
                                                 ------------------    -----------------    -----------------    ------------------

Income:
    Dividend                                    $            6,902    $              --    $           6,902    $          830,967
    Fee                                                         --                8,954                   --                26,861
    Interest                                                41,407               36,882              124,690                83,620
                                                 ------------------    -----------------    -----------------    ------------------
       Total income                                         48,309               45,836              131,592               941,448
                                                 ------------------    -----------------    -----------------    ------------------

Expenses:
    Financial advisory                                      42,500               50,000              129,744               150,000
    Investment banking                                      37,500                   --               37,500                    --
    Professional                                            19,500               12,300               59,643                36,900
    Insurance                                               10,262               11,750               31,330                35,250
    Board of directors                                      10,000               12,500               30,000                37,500
    Other operating                                          4,142               12,247               11,087                18,747
                                                 ------------------    -----------------    -----------------    ------------------
        Total expenses                                     123,904               98,797              299,304               278,397
                                                 ------------------    -----------------    -----------------    ------------------

Operating income/(loss) before income tax                 (75,595)             (52,961)            (167,712)               663,051
benefit

Income tax (expense)/benefit                                   927             (12,900)               69,032              (40,994)
                                                 ------------------    -----------------    -----------------    ------------------

Net operating income/(loss) before
security transactions                                     (74,668)             (65,861)             (98,680)               622,057
                                                 ------------------    -----------------    -----------------    ------------------

NET REALIZED AND UNREALIZED GAINS FROM
INVESTMENTS:
    Net realized gains/(losses) from sales
    of investments                                         379,233                   --             (36,340)               284,297

    Change in net unrealized
    appreciation/(depreciation) of
    investments                                          2,176,484            (310,661)            3,566,835               312,946

    Income tax (expense)/benefit arising
    from net realized gains/(losses) and
    net unrealized appreciation/(depreciation)
    of investments                                        (911,684)             141,268           (1,244,575)             (337,489)
                                                 ------------------    -----------------    -----------------    ------------------
        Net realized and unrealized
        gains/(losses) on investments                    1,644,033            (169,393)            2,285,920               259,754
                                                 ------------------    -----------------    -----------------    ------------------

NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                       $        1,569,365    $       (235,254)    $       2,187,240    $          881,811
                                                 ------------------    -----------------    -----------------    ------------------

Net assets at beginning of period               $        6,430,672    $       8,458,222    $       6,933,759    $        7,548,957
Net decrease in net assets resulting from
     treasury stock purchases                                   --             (83,500)          (1,120,962)             (291,300)
                                                 ==================    -----------------    -----------------    ------------------

Net assets at end of period                     $        8,000,037    $       8,139,468    $       8,000,037    $        8,139,468
                                                 ==================    =================    =================    ==================

Per Share Data:
  Net operating gains/(loss) before
    security transactions                       $             (.11)   $            (.07)   $           (.15)    $              .68

  Net realized and unrealized
    gains/(losses) on Investments                              2.50                (.18)                3.47                   .26

  Net gain/(loss) on treasury stock
    transactions                                              (.01)                  .01                 .42                   .09
                                                    ----------------     ----------------       -------------    ------------------
  Net increase in net asset value
    resulting from operations                                  2.38                (.24)                3.74                  1.03
                                                    ----------------     ----------------       -------------    ------------------

  Net asset value per common share at
    beginning of the period                                    9.76                 9.30                8.40                  8.03
                                                    ----------------     ----------------       -------------    ------------------

  Net asset value per common shares at
    end of the period                           $             12.14   $             9.06   $           12.14    $             9.06
                                                    ================     ================       =============    ==================


                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               For the Nine               For the Nine
                                                                               Months  Ended              Months Ended
                                                                               June 30, 1999              June 30, 1998
                                                                           ---------------------      --------------------
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations                    $             2,187,240    $              881,811
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in)/provided by operating activities:
      Change in net unrealized (appreciation) of investments                        (3,566,835)                 (312,945)
      Realized (gains)/losses from sale of investments                                   36,340                 (284,297)
      Deferred income tax provision                                                   1,169,023                        --
    (Increase)/decrease in operating assets:
      Income taxes receivable                                                           138,533                     9,755
      Accrued interest receivable                                                         1,590                   (2,264)
      Accrued dividend receivable                                                       (6,902)
      Other assets                                                                     (10,968)                  (11,750)
    Increase/(decrease) in operating liabilities:
      Deferred liability                                                                     --                  (26,860)
      Income taxes payable                                                                  898                   234,657
      Accounts payable and accrued expenses                                               (862)                  (24,375)
                                                                           ---------------------      --------------------
      Net cash flows (used in)/provided by operating activities                        (51,943)                   463,732
                                                                           ---------------------      --------------------

Cash Flows from Investing Activities:
      Purchase of securities                                                          (119,624)                 (796,561)
      Proceeds from recapitalized investment                                                 --                 2,018,107
      Proceeds from sale of securities                                                1,095,683                   383,426
                                                                           ---------------------      --------------------
      Net cash flows provided by investing activities                                   976,059                 1,604,972
                                                                           ---------------------      --------------------

Cash Flows from Financing Activities:
      Purchase of treasury stock                                                    (1,120,962)                 (291,300)
                                                                           ---------------------      --------------------
       Net cash flows (used in) financing activities                                (1,120,962)                 (291,300)
                                                                           ---------------------      --------------------

Net increase/(decrease) in cash                                                       (196,846)                 1,777,404

Cash at the beginning of the period                                                   4,238,260                   950,692
                                                                           ---------------------      --------------------

Cash at the end of the period                                           $             4,041,414    $            2,728,096
                                                                           =====================      ====================

 Supplemental disclosure (cash transactions):
      Income taxes paid/(refunded), net                                 $             (132,013)    $              130,273
                                                                           =====================      ====================

 Supplemental disclosure (non-cash transactions):
    The company retired 281,600 shares of common stock previously held as treasury stock having a total cost of $1,851,012.


                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.

                          SCHEDULE OF INVESTMENTS(1)

                                 JUNE 30, 1999
                                  (Unaudited)


          SHARES                     TYPE OF ISSUE                                                    FAIR OR            % OF
         OR FACE                          AND                                  ORIGINAL                MARKET             NET
          VALUE                      NAME OF ISSUER                              COST                  VALUE            ASSETS
       -----------    ---------------------------------------------        ----------------        --------------     -----------
                                 Reorganized Companies
                      ---------------------------------------------
                           Common Stock & Equity Investments
                      ---------------------------------------------

          632,680     CVSI Acquisition Co., L.L.C(2)(3)                   $          632,680      $        632,680        12.5%
           33,042     Seaman Furniture - Class C(3)                                  607,223             4,076,061        80.4%
                                                                            ----------------        --------------
                            Total Reorganized Companies                            1,239,903             4,708,741
                                                                            ----------------        --------------


                                   Other Investments
                      ---------------------------------------------
                                      Common Stock
                      ---------------------------------------------

          426,396     Signet Group Plc                                               206,422               359,908         7.1%
                                                                            ----------------        --------------
                            Total Other Investments                                  206,422               359,908
                                                                            ----------------        --------------

                            Total Investments                             $        1,446,325      $      5,068,649
                                                                            ================        ==============



-------------------
(1) Notes to Schedule of Investments:
The above investments are income producing except for Seaman Furniture. See note 9.

(2) Represents a beneficial interest in 513,310 shares of CVSI, Inc. and a line of credit borrowing of $119,370 to CVSI, Inc., which are not considered to be readily marketable securities. See Note 8.

(3) Not considered to be a readily marketable security.

                       CORPORATE RENAISSANCE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (Unaudited)


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

         On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. On November 3, 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the Company's open market share repurchase program to 350,000 shares. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of June 30, 1999, 297,350 shares have been repurchased at an average cost of $6.65 per share, of which 15,750 were retired in fiscal 1997 and 281,600 in fiscal 1999. Subsequent to June 30, 1999, no additional shares were purchased.

         In March 1999, the Company received a proposal from a management-led group to acquire all of the issued and outstanding shares of the Company's Common Stock not owned by the group for $8.00 per share. In June 1999, the Company's management group withdrew its offer and recommended the adoption of a plan of liquidation (the "Plan") in light of ongoing changes in the Company's portfolio values. On August 3, 1999, the Board of Directors adopted the Plan, subject to stockholder approval. Under the Plan, if approved by stockholders, the Company will make a distribution to stockholders of its cash, following the disposition of its liquid assets, less anticipated operating and liquidation costs, and then transfer the balance of its assets to a liquidating trust (the "Trust"). As the Trust disposes the balance of the assets, it will make one or more liquidating distributions.

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

                       CORPORATE RENAISSANCE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (Unaudited)

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

         c.       Income Taxes

         The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at June 30, 1999 for federal income tax purposes and financial reporting purposes was the same.

         d.       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

3.       Income Taxes

         The components of income tax expense (benefit) on pre-tax income $3,362,783 for the nine months ended June 30, 1999, and pre-tax income $1,260,294 for the nine months ended June 30, 1998 are as follows:

        Federal:                                               1999                1998
                                                       ----------------    ----------------
                           Current                $             10,467             160,195
                           Deferred                          1,048,788             178,616
                                                       ----------------    ----------------
                                                             1,059,255             338,811
                                                       ----------------    ----------------
        State and Local:

                           Current                             (3,947)            (10,092)
                           Deferred                            120,235              49,764
                                                       ----------------    ----------------
                                                               116,288              39,672
                                                       ----------------    ----------------

                                      Total       $          1,175,543             378,483
                                                       ================    ================

                       CORPORATE RENAISSANCE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (Unaudited)


3.       Income Taxes (continued)

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore create a temporary difference. In addition, the Company has federal and state net-operating losses which also create a temporary difference. During the nine months ended June 30, 1999, the Company recorded a deferred tax benefit from operations of approximately $43,000 to reflect the change in the net operating loss carryforward for federal and state taxes as of September 30, 1998, and management's expectation with respect to the realization of this deferred tax asset at June 30, 1999. As of June 30, 1999 and September 30, 1998, there is a net deferred tax asset/(payable) of $(1,029,221) and $111,136, respectively. A valuation allowance in the amount of $95,392 in 1999 and $66,725 in 1998 has been established to offset a portion of the deferred tax assets which more likely than not will not provide a future benefit.

         The Company's effective income tax rate is lower than the U.S. federal statutory rate due to the benefit from the graduated federal tax rate.

4.       Financial Advisory and Investment Banking Fees and
         Other Transactions with Affiliates and Related Parties

         The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). In November 1998, the Company renewed its Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser will receive a base fee of $170,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the Financial Advisory Agreement. There were no incentive fees earned or payable at June 30, 1999.

5.       Board of Directors Fees

         The Company pays each of its five independent directors an annual fee of $8,000 for the directors' services as such.

6.       Investment Transactions

         As of June 30, 1999 the accumulated unrealized appreciation on investments was $3,622,324.

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

                                 JUNE 30, 1999
                                  (Unaudited)


7.       Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

         The Company's activities with off balance sheet risk include the writing of traded stock market index options. The Company is subject to market risk associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset and then bears the risk of unfavorable changes in the price of the stock index underlying the option. There were no written options outstanding at June 30, 1999.

8. Investment in CVSI, Inc.

         In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest in the Open Service Solutions business unit ("CVSI") of Computervision Corporation ("Computervision"), through CVSI Acquisition Co., L.L.C., a newly formed Delaware limited liability company. In the transaction, the Buyer paid $7.6 million to Computervision for 76% of CVSI's Class A Voting Stock (the "Class A Stock"). In addition, CVSI paid Computervision $25.0 million in cash and issued Computervision a $10.0 million subordinated note (the "Subordinated Note"). Further, Computervision retained its ownership of 24% of CVSI's Class A Stock and 100% of CVSI's Class B Non-Voting Stock (the "Class B Stock"). The Buyer also received options to purchase (i) the Class A Stock held by Computervision should the Buyer retire the Subordinated Note within one year of the transaction and (ii) the Class B Stock for $15.0 million. Moreover, if CVSI does not achieve certain specified levels of product revenues and operating margins from Computervision-initiated referrals, CVSI will have the option to purchase, at a nominal price, some or all of the Class A Stock held by Computervision. In addition, CVSI Acquisition Co., L.L.C. provided CVSI with a five year $2.5 million line of credit facility to support short-term working capital needs of CVSI. Interest is accrued at a floating rate of LIBOR plus 3%. As of June 30, 1999, CVSI has borrowed $2,000,000 in connection with this facility. The Company along with certain of its affiliates contributed capital to CVSI Acquisition Co., L.L.C. to satisfy this funding. The Company's proportionate share of the contribution was $119,370.

         In connection with the acquisition of CVSI, the Company received $89,535 of investment banking fees and $35,814 of consulting fees. The consulting fees were being amortized over a one-year period. The Investment Advisor and certain of its clients and affiliates who acquired shares of CVSI also received investment banking and consulting fees.

         On June 30, 1998 CVSI, CVSI Acquisition Co., L.L.C., Computervision and Computervision's parent Parametric Technology signed an agreement in which CVSI Acqusition Co., L.L.C. agreed to exercise its option to purchase 1 million shares held by Computervision, increasing its holdings to 86% of CVSI. Computervision canceled the $10 million subordinated note and retired its Class B Non-Voting Stock. In addition, Parametric appointed CVSI, Inc. as a Preferred Systems Integrator/Platform Technology Service Provider worldwide.

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

                                 JUNE 30, 1999
                                  (Unaudited)

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

         Following consummation of the Merger, the Funds owned all of the outstanding shares of Seamans Common Stock of which approximately 38.0% on a fully-diluted basis was owned by the Investment Adviser and its affiliates, including 3.3% by the Company. The Funds received a distribution of approximately $67.0 million on the shares of Seamans held by them, of which approximately 30% represented a dividend and the balance a distribution in return of capital. Approximately $2.84 million of this distribution was received by the Company.

         On June 23, 1999, certain affiliates of the Investment Adviser purchased approximately 12.1% of Seamans Common Stock, on a fully diluted basis, which resulted in a majority ownership stake in Seamans by the Investment Adviser and its affiliates.

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

         The Company's primary source of working capital is funds generated from investment activities. At June 30, 1999, the Company had cash of $4,041,414, as compared to cash of $4,238,260 at September 30, 1998. The net decrease in cash was primarily the result of purchases in treasury stock coupled with proceeds from the sales of investments in securities during the year.

         In November, 1996, the Company implemented an open market share repurchase program, pursuant to which the Company was authorized, from time to time, to purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. In November 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the program from 175,000 shares (substantially all of which had been repurchased at that time) to 350,000 shares. As of June 30, 1999, the Company had purchased 297,350 shares pursuant to this program at an average cost of $6.65 per share. Since mid-1998 the Board of Directors of the Company has been actively exploring various strategic alternatives for enhancing stockholder value. In March 1999, the Company received a proposal from a management-led group to acquire all of the issued and outstanding shares of the Company's Common Stock not owned by the group for $8.00 per share. In June 1999, the Company's management group withdrew its offer and recommended the adoption of a plan of liquidation (the "Plan") in light of ongoing changes in the Company's portfolio values. On August 3, 1999, the Board of Directors adopted the Plan, subject to shareholder approval. Under the Plan, if approved by stockholders, the Company will make a distribution to stockholders of its cash, following the disposition of its liquid assets, less anticipated operating and liquidation costs, and then transfer the balance of its assets to a liquidating trust (the "Trust"). As the Trust disposes the balance of the assets, it will make one or more liquidating distributions. The Investment Adviser will continue to serve as adviser to the Trust with respect to liquidation of the assets.

Results of Operations

         Quarter ended June 30, 1999 as compared to Quarter ended June 30, 1998

         During the quarter ended June 30, 1999, the Company had interest income of $41,407, as compared to interest income of $36,882 in the 1998 quarter. During the 1998 quarter, the Company also realized a distribution of $8,954 in investment banking and consulting fees relating to a Portfolio Investment. Operating expenses during the 1999 quarter were $123,904, as compared to $98,797 in the 1998 quarter. For the quarter ended June 30, 1999, the Company had a pre-tax operating loss and net operating loss of $75,595 and $74,668 respectively, as compared to a pre-tax operating loss and net operating loss of $52,961 and $65,861 in 1998. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

         During the quarter ended June 30, 1999, the Company had realized gains from the sale of investments of $379,233 as compared to no realized gains from sale of investments during the 1998 quarter. For the 1999 quarter, the Company had net unrealized appreciation of investments of $2,176,484, as compared to net unrealized depreciation of investments of $310,661 in the 1998 quarter. For the 1999 quarter, the Company had net realized and unrealized gains on investments of $1,644,033, as compared to net realized and unrealized loss on investments of $169,393 for the 1998 quarter and, after giving effect to net operating losses, an increase in net assets resulting from operations of $1,569,365 in the 1999 quarter, as compared to an decrease in net assets resulting from operations of $235,254 in the 1998 quarter.

         Nine Months ended June 30, 1999 as compared to Nine Months ended June 30, 1998

         During the nine months ended June 30, 1999, the Company had interest income of $124,690, as compared to interest income of $83,620 in the 1998 period. During the 1999 period the Company had dividend income of $6,902 as compared to dividend income of $830,967 in the 1998 period. During the 1998 period, the Company also realized $26,861 in investment banking and consulting fees relating to a Portfolio Investment. Operating expenses during the 1999 period were $299,304, as compared to $278,397 in the 1998 period. For the nine months ended June 30, 1999, the Company had a pre-tax operating loss and net operating loss of $167,712 and $98,680 respectively, as compared to pre-tax operating income and net operating income for the 1998 period of $663,051 and $622,057, respectively. The pre-tax and net operating income earned in the 1998 period was attributable to the distribution realized during the quarter on the Portfolio Investment. Since the Company typically does not purchase securities with the objective of generating investment income, net investment losses are expected to routinely occur.

         During the nine months ended June 30, 1999, the Company had net losses from sale of investments of $36,340, as compared to net realized gains from sale of investments of $284,297 during the 1998 period. For the 1999 period, the Company had net unrealized appreciation of investments of $3,566,835 as compared to net unrealized appreciation of investments of $312,946 in the 1998 period. For the 1999 period, the Company had net realized and unrealized gains on investments of $2,285,920, as compared to net realized and unrealized gains on investments of $259,754 for the 1998 period and, after giving effect to net operating losses, an increase in net assets resulting from operations of $2,187,240 in the 1999 period, as compared to an increase in net assets resulting from operations of $881,811 in the 1998 period.

Net Asset Value

         At June 30, 1999, the Company had a net asset value of $12.14 per share, an increase of $3.74 per share from net asset value at September 30, 1998 of $8.40 per share. Shares outstanding at June 30, 1999 were 658,750 as compared to 825,150 at September 30, 1998 as a result of repurchases of 166,400 shares of Common Stock during the year under the Company's open market share repurchase program.

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

Date:     August 13, 1999           CORPORATE RENAISSANCE GROUP,
                                      INC.



                                      By:/s/ Martin D. Sass
                                         ---------------------------------
                                      Martin D. Sass, Chairman of the Board and
                                          Chief Executive Officer



                                      By:/s/ Martin E. Winter
                                         ---------------------------------
                                      Martin E. Winter, Secretary-Treasurer
                                          (Principal Financial and Accounting
                                          Officer)