Form 10-K405
period 1999-09-30
CORPORATE RENAISSANCE GROUP INC
filed 1999-12-29
CIK 890399

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         The number of shares outstanding of the Registrant's Common Stock is 658,750 (as of December 16, 1999).

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $5,747,488 (as of December 16, 1999).


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

General

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

         The Company is deemed to have commenced operations on November 1, 1994, when the Company consummated an initial public offering and a contemporaneous placement to foreign institutional investors. Since that time, the Company has made five Portfolio Investments, three of which were sold prior to September 30, 1999. At September 30, 1999, the Company had two Portfolio
Investments: (a) CVSI, Inc. ("CVSI"), a provider of computer hardware and software integration services held through CVSI Acquisition Co., LLC, ("CVSI Acquisition Co.") and (b) Seaman Furniture Company, Inc. ("Seamans"), a New York based furniture retailer. Such Portfolio Investments are held jointly with the Investment Adviser and its other affiliates. In November 1999, CVSI Acquisition Co. sold its interest in CVSI. See "Portfolio Investments". In addition to Portfolio Investments, the Company has also invested, subject to applicable restrictions under the 1940 Act, in Other Investments of equity and debt securities of various companies.

         In November 1996, the Company's Board of Directors adopted an open market share repurchase program, pursuant to which the Company was authorized, from time to time, to purchase up to an aggregate of 175,000 shares of its Common Stock in open market transactions. In November 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the Company's open market share repurchase program from 175,000 shares (substantially all of which had been repurchased at that time) to 350,000 shares. As of September 30, 1999, the Company had repurchased 297,350 shares at an average cost of $6.65 per share, of which 15,750 were retired in fiscal 1997 and 281,600 in fiscal 1999 pursuant to this program. Subsequent to September 30, 1999, no additional shares were purchased.

         In May 1998, the Company's Board of Directors determined to explore other strategic alternatives to enhance stockholder value, given the Company's continued limited asset base and non-diversified portfolio. Such strategic alternatives included acquiring an operating company and withdrawing the Company's election to be treated as a BDC; adopting a plan of liquidation; or restructuring the Company, possibly in connection with raising additional capital.

         During the period from May 1998 through February 1999, the Company explored each of these alternatives. Initially, it was determined that given the Company's then portfolio values, liquidation would not provide sufficient return to stockholders. In addition, the Company determined that given market conditions, it was not feasible to raise additional capital. During this period, the Company evaluated the possible acquisition of four operating companies. The Board determined that three of these acquisition candidates were not appropriate; the fourth candidate was sold to another public company.

         In February 1999, the Company formed a special committee (the "Special Committee") consisting of three independent directors, Lawrence W. Leighton, Edward Lowenthal and Daniel R. Mazziota, for the purpose of evaluating any further strategic transaction proposals which may be received for the Company.

         On March 25, 1999 the Company received an acquisition proposal from a Management-led group (the "Management Group") consisting of Martin D. Sass (the Company's Chairman, Chief Executive Officer and a principal stockholder), Hugh
R. Lamle (the Company's Executive Vice President and a principal stockholder) and Walter Kass and his affiliates ( a principal stockholder of the Company). The Management Group offered to acquire all of the issued outstanding Common Stock of the Company by a merger of the Company with an entitiy controlled by the Management Group. Upon completion of the merger, each share of the Company's Common Stock other than those held by Messrs. Sass, Lamle, and Kass would have been converted into $8.00 in cash (the "Management Proposal"). The Management Proposal was submitted to the Special Committee for evaluation. The Special Committee retained the services of an investment banking firm to assist it in the evaluating the Management Proposal.

         On May 23, 1999, the Company received a proposal from Chapman Capital L.L.C. to purchase the outstanding shares of the Common Stock of the Company for $9.00 per share or, in the alternative, to adopt a plan of liquidation (the "Chapman Proposal"). The Chapman Proposal was also submitted to the Special Committee for evaluation.

         Prior to the Special Committee's completing its evaluation of the Management and Chapman Proposals, on June 16, 1999 the Management Group withdrew the Management Proposal as not representing adequate value to the Company's stockholders as compared to liquidation, in light of ongoing changes in the Company's portfolio values.

         On June 24, 1999 the Management Group noted that the Company's net asset value as of June 23, 1999 had increased to $12.21 per share, from $10.17 per share at June 17, 1999, based on pro forma calculations, as a result of a revaluation of certain portfolio securities. Accordingly, the Management Group also urged adoption by the Company's plan of liquidation.

         At a meeting held on August 3, 1999, the Board of Directors adopted a Plan of Liquidation (the "Plan"). The Plan was approved by stockholders at a meeting held on December 1, 1999. Under the Plan, the Company will make a distribution to stockholders of its cash, following the disposition of its liquid assets, less anticipated operating and liquidating costs, as well as a reserve for contingencies, including those associated with the November 1999 disposition of CVSI, and then transfer the balance of its assets, which are anticipated to be primarily its remaining Portfolio Investment in Seamans, to the Corporate Renaissance, Inc. Liquidating Trust (the "Liquidating Trust"). As the Liquidating Trust disposes of the asset, it will make one or more liquidating distributions. It is anticipated that the transfer to the Liquidating Trust and initial distribution to stockholders (expected to be within a range of $4.75 to $5.00 per share) will take place in January 2000.

         One or more trustees, who will not be compensated and will be persons affiliated with the Investment Adviser, will manage the affairs of the Liquidating Trust. In addition, pursuant to an amendment to the Financial Advisory Agreement, the Investment Adviser will continue to serve as adviser to the Liquidating Trust with respect to liquidation of its assets. See "Item 11. Executive Compensation".

         The Company was incorporated in Delaware on June 19, 1992. The Company's executive offices are located at 1185 Avenue of the Americas, 18th Floor, New York, New York 10036 and its telephone number is (212) 730-2000.


Portfolio Investments

         CVSI. In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest (the "OSS Acquisition") in the Open Service Solutions business unit ("CVSI") of Computervision Corporation ("Computervision"), through CVSI Acquisition Co. Computervision was a publicly-held software concern which was a Portfolio Investment. In January 1998, Computervision was acquired by Parametric Technology Corporation ("Parametric"), a publicly-held company, in a stock-for-stock transaction. During the fiscal year ended September 30, 1998, the Company disposed of substantially all of its interest in Parametric.

         CVSI provides computer services to customers of various third party hardware and software vendors. CVSI's offerings include system hardware and operating systems services, network design and implementation, systems integration, and database support and consulting for enterprise-wide systems and networks. CVSI is a worldwide support organization that is ISO 9000 certified.

         In November 1999, CVSI Acquisition Co. sold its 86% holding in CVSI to 4Front Technologies, Inc. for approximately $14.7 million, of which approximately $877,000 is the Company's share. Under the terms of the agreement, for a period of one year, a portion of the proceeds received ($5,500,000 of which $328,295 is the Company's proportionate share) may be returned to the purchaser if certain conditions are not met.

         The foregoing information with respect to CVSI has been derived from information furnished by CVSI.

         Seamans. The Company and certain other affiliates of the Investment Adviser own approximately 50.1% of the issued and outstanding Common Stock of Seamans (approximately 3.3% of which is owned by the Company). James B. Rubin, an executive officer and director of the Company, serves as a director of Seamans.

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

         The foregoing information with respect to Seamans has been derived from information furnished by Seamans.

         For further information concerning the Company's Portfolio and Other Investments, including purchase prices and valuation at September 30, 1999, see the Financial Statements including the Notes thereto set forth in Item 8 of this Report.


Employees

         The Company has no employees other than its officers.

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

ITEM 3.                    LEGAL PROCEEDINGS

         None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On December 1, 1999, the Company held a Special Meeting of Stockholders (the "Special Meeting").

(b)      Not applicable.

(c) At the Special Meeting, the following matters were voted upon:

(i)      Approval of the Plan.
                  With respect to the foregoing matter, 393,533 shares voted in favor, 0 shares voted against, 1,200 shares abstained and 219,544 shares did not vote.

(ii)     Amendment to the Financial Advisory Agreement.
                  With respect to the foregoing mater, 557,677 shares voted in favor, and 6,600 shares voted against. There were no abstentions or broker non-votes.

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

                                      Common Stock
                                      ------------
                             High                      Low
                             ----                      ---
Calendar 1997
-------------
First Quarter           $    8                   $     6-1/2
Second Quarter               6-1/4                     4-1/2
Third Quarter                6                         5
Fourth Quarter               6                         5


Calendar 1998
-------------
First Quarter                8                         5-3/4
Second Quarter               8-1/8                     7-1/4
Third Quarter                7-1/8                     5-7/8
Fourth Quarter               7-1/8                     5-3/4

Calendar 1999
-------------
First Quarter                7-5/8                     6-1/4
Second Quarter               11-1/4                    7-3/16
Third Quarter                10-7/8                    10

         (b)      Holders

         At December 16, 1999, there were 11 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners of its Common Stock is in excess of 300.

         (c)      Dividends

         The Company has not paid any cash dividends since its inception and the Board of Directors plans to make distributions in the near future in connection with the Company's plan of liquidation.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                                   PERIOD FROM
                                                                                                                NOVEMBER 1, 1994
                                                                                                YEAR ENDED      (COMMENCEMENT OF
                                           YEAR ENDED OR    YEAR ENDED OR     YEAR ENDED OR        OR AT         OPERATIONS) TO
                                           AT SEPTEMBER      AT SEPTEMBER     AT SEPTEMBER     SEPTEMBER 30,          OR AT
                                             30, 1999          30, 1998         30, 1997           1996        SEPTEMBER 30, 1995
                                          ---------------- ----------------- ---------------- ---------------- --------------------
Operating Data:
 Net operating (loss)/gain before
         security transactions                $(31,467)            $568,825       $(164,095)       $(471,831)           $(821,159)
 Net realized gains/(losses) from
      portfolio investments                  $(415,573)                 ---              ---     $(1,123,937)           $2,593,738
 Net realized gains/(losses) from other
      investments                              $452,161          $(333,756)         $248,345       $(101,045)             $238,526
 Change in net unrealized
      appreciation/(depreciation) from
      portfolio investments                  $3,391,701            $517,110     $(3,079,438)       $(127,394)             $127,394
 Change in net unrealized
      appreciation/(depreciation) from
      other investments                        $164,525          $(689,290)         $772,344     $(1,817,064)           $4,351,827
 Income tax benefit/(expense) arising
      from net realized gains and net
      unrealized appreciation in
      investments                          $(1,267,298)             $51,963         $660,069       $1,065,538         $(2,502,545)
 Net increase/(decrease) in net assets
      resulting from operations              $2,294,049            $114,852     $(1,562,775)     $(2,575,733)           $3,987,781

 Per Share Amounts:
 Net Asset Value, beginning of period
                                                  $8.40               $8.03            $9.66           $12.36               $10.00
 Common Stock offering costs of initial
      public offering                                                                                                       (1.81)
 Net operating loss before security
      transactions                                (.05)                 .69            (.17)            (.50)                (.86)
 Net realized gains/(losses) from sales
      of investments                              (.06)               (.36)              .17            (.85)                 1.95
 Change in net unrealized
      appreciation/(depreciation) of
      investments held                             5.40               (.19)           (1.66)           (1.35)                 3.08
 Net gain on treasury stock transactions
                                                 (1.38)                 .23              .03              ---                  ---
                                          ============== =================== ================ ================ ====================
Net Asset Value, end of period                   $12.31               $8.40            $8.03            $9.66               $12.36
                                          ============== =================== ================ ================ ====================

Balance Sheet Data:
Total Assets                                 $9,169,472          $6,946,083       $7,604,762      $10,079,562          $14,542,064
Net Assets                                   $8,106,846          $6,933,759       $7,548,957       $9,236,869          $11,812,602

Total Return Based on:
Stock Price                                                         7.789%         (29.69%)         (16.88%)              (3.75%)
                                                69.07%

Net Asset Value                                 45.55%               4.619%         (16.87%)         (21.85%)               23.60%


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Company's primary source of working capital is proceeds generated from investment activities. At September 30, 1999, the Company had cash of $4,118,320 as compared to $4,238,260 at September 30, 1998. The net decrease in cash was primarily the result of purchases in treasury stock coupled with proceeds from the liquidation of certain investments during the period.

Results of Operations

         Year ended September 30, 1999 ("fiscal 1999") as compared to the Year ended September 30, 1998 ("fiscal 1998")

         During fiscal 1999, the Company had interest income of $171,998 as compared to interest income of $139,792 in fiscal 1998, reflecting interest generated on the proceeds of investments liquidated during fiscal 1999. In fiscal 1999, the Company earned dividend income of $6,706 from one of its Other Investments compared to $779,606 in fiscal 1998 comprised of a realized distribution from its Portfolio Investment in Seamans. Also in fiscal 1998, the Company received $29,845 in investment banking income related to its Portfolio Investment in CVSI. Operating expenses during fiscal 1999 were $393,459 as compared to $368,471 in fiscal 1998. This increase is comprised of an increase in legal, accounting and investment banking fees, offset by a decrease in financial advisory fees. For fiscal 1999 the Company had a pre-tax operating loss and a net operating loss of $214,755 and $31,467, respectively, as compared to a pre-tax operating income and net operating gain for fiscal 1998 of $580,772 and $568,825, respectively. The pre-tax and net income earned in fiscal 1998 was attributable to the distribution realized during fiscal 1998 on the Portfolio Investment in Seamans. Since the Company typically does not purchase securities with the objective of generating investment income, net operating losses are expected to routinely occur.

         During fiscal 1999, the Company had net realized gains from sale of investments of $36,588 as opposed to net realized loss from sale of investments of $333,756 during fiscal 1998. For fiscal 1999, the Company had net unrealized appreciation of investments of $3,556,226, as compared to net unrealized depreciation of investments of $172,180 in fiscal 1998. For fiscal 1999, the Company had net realized and unrealized gains on investments of $2,325,516, as compared to net realized and unrealized losses on investments of $453,973 for fiscal 1998 and after giving effect to net operating income/(losses), a net increase in net assets resulting from operations of $2,294,049 in fiscal 1999, as compared to a net increase in net assets resulting from operations of $114,852 in fiscal 1998.

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

Net Asset Value

         At September 30, 1999, the Company had a net asset value of $12.31 per share of Common Stock, an increase of $3.91 per share from the net asset value of $8.40 per share of Common Stock at September 30, 1998. Shares outstanding at September 30, 1999 were 658,750 as compared to 825,150 at September 30, 1998 as a result of repurchases of 166,400 shares of Common Stock during fiscal 1999 under the Company's open market share repurchase program.


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

Item 8.     Financial Statements and Supplementary Data

                       CORPORATE RENAISSANCE GROUP, INC.

                                     INDEX


                                                                                                          Page
                                                                                                          ----

Independent Auditor's Report------------------------------------------------------------------------------F-14

Statements of Assets and Liabilities as of September 30, 1999 and September 30, 1998----------------------F-15

Statements of Operations for the years ended September 30, 1999, September 30, 1998 and September 30, 1997------------------------------------------------------------------------------------F-16

Statements of Changes in Net Assets for the Years ended September 30, 1999,
September 30, 1998 and September 30, 1997-----------------------------------------------------------------F-17

Statements of Cash Flows for the Years ended September 30, 1999, September 30, 1998 and September 30, 1997------------------------------------------------------------------------------------F-18

Schedule of Investments as of September 30, 1999----------------------------------------------------------F-19

Notes to Financial Statements-----------------------------------------------------------------------------F-20

                         Report of Independent Auditors




Board of Directors
Corporate Renaissance Group, Inc.


We have audited the accompanying statements of assets and liabilities of Corporate Renaissance Group, Inc., as of September 30, 1999 and 1998, including the schedule of investments as of September 30, 1999, and the related statement of operations for the years ended September 30, 1999, 1998 and 1997, and the statements of changes in net assets and cash flows for the years ended September 30, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit procedures included confirmation of securities owned at September 30, 1999 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporation Renaissance Group, Inc. at September 30, 1999 and 1998, and the results of its operations for the years ended September 30, 1999, 1998, and 1997, and changes in net assets and cash flows for the years ended September 30, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
November 30, 1999

                       CORPORATE RENAISSANCE GROUP, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES

ASSETS                                                               SEPTEMBER 30, 1999               SEPTEMBER 30, 1998
------                                                               ------------------               ------------------

Investments in securities, at Fair or market value
      (cost $1,431,097 and $2,458,725 respectively)                   $       5,042,811                $       2,514,213
Cash                                                                          4,118,320                        4,238,260
Income taxes receivable                                                              --                          183,841
Accrued interest receivable                                                       4,816                            5,852
Other assets                                                                      3,525                            3,917
                                                                      -------------------              -------------------
      TOTAL ASSETS                                                            9,169,472                        6,946,083

LIABILITIES

Income taxes payable                                                          1,033,079                                -
Accounts payable and accrued expenses                                            29,547                           12,324
                                                                      -------------------
                                                                                                       -------------------
    TOTAL LIABILITIES                                                         1,062,626                           12,324
                                                                      -------------------
                                                                                                       ===================
        NET ASSETS                                                    $       8,106,846                $       6,933,759
                                                                      ===================              ===================

NET ASSETS

Common stock (par value $.01 per share, 20,000,000 shares
    authorized; 658,750 issued and outstanding at 9/30/99, and
    940,350 shares issued and 825,150 outstanding at 9/30/98).
                                                                      $           6,588                $           9,404


Additional paid-in capital                                                    5,842,084                        7,690,280
Treasury stock, at cost (115,200 shares at 9/30/98)                                  --                        (730,050)
Accumulated income (loss):
    Accumulated net operating loss before security
       transactions                                                           (919,727)                        (888,260)
    Accumulated net realized gains from sale of
       investments                                                              947,549                          910,961
    Net unrealized appreciation of investments                                2,230,352                         (58,576)
                                                                      -------------------
                                                                                                       -------------------
                                                                              2,258,174                         (35,875)
                                                                      -------------------
                                                                                                       ===================
NET ASSETS                                                            $       8,106,846                $       6,933,759
                                                                      ===================              ===================

Net asset value per share of common stock outstanding                 $           12.31                $            8.40
                                                                      ===================              ===================

                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                            FOR THE YEAR ENDED        FOR THE YEAR             FOR THE YEAR
                                                               SEPTEMBER 30,         ENDED SEPTEMBER         ENDED SEPTEMBER
                                                                   1999                 30, 1998                 30, 1997
                                                            -------------------     ------------------      -------------------
Income:
      Dividend Income                                    $            6,706      $         779,606       $               -
      Fee Income                                                         --                 29,845                  95,504
      Interest Income                                               171,998                139,792                  30,317
                                                                                    ---------------
                                                            ----------------                                ---------------
        Total investment income                                     178,704                949,243                 125,821
                                                            ----------------        ---------------         ---------------

Expenses:
      Financial advisory fees                                       172,244                200,000                 200,000
      Investment banking fees                                        39,426                      -                   8,333
      Professional fees                                              84,342                 49,200                  49,200
      Insurance expense                                              42,692                 47,000                  49,250
      Board of directors fees                                        40,000                 50,000                  50,000
      Other operating expenses                                       14,755                 22,271                  22,673
                                                                                    ---------------
                                                            ----------------                                ---------------
         Total expenses                                             393,459                368,471                 379,456
                                                            ----------------        ---------------         ---------------

Operating (loss)/gain before income tax
benefit/(expense)                                                 (214,755)                580,772               (253,635)
Income tax benefit/(expense)                                        183,288               (11,947)                  89,540
                                                                                    ---------------         ---------------
                                                            ----------------

NET OPERATING (LOSS)/INCOME BEFORE SECURITY
TRANSACTIONS                                                       (31,467)                568,825               (164,095)
                                                            ----------------        ---------------         ---------------

NET REALIZED AND UNREALIZED GAINS/(LOSSES) FROM
INVESTMENTS:
      Net realized gains/(losses) from sale of                       36,588              (333,756)                 248,345
      investments
      Change in net unrealized appreciation of
      investments                                                 3,556,226              (172,180)             (2,307,094)
      Income tax (expense)/benefit arising from net
      realized gains/(losses) and net unrealized
      appreciation of investments.                              (1,267,298)                 51,963                 660,069
                                                            ----------------        ---------------
                                                                                                            ---------------

        Net realized and unrealized gains/(losses) on
        investments                                               2,325,516              (453,973)             (1,398,680)
                                                            ----------------        ---------------         ---------------

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM
OPERATIONS                                               $        2,294,049      $         114,852       $     (1,562,775)
                                                            ================        ===============         ===============

Per share net increase/(decrease) in net assets
resulting from operations                                $             3.91      $            0.37       $          (1.63)
                                                                       ====                   ====                  ======


                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.
                      STATEMENTS OF CHANGES IN NET ASSETS




                                                            Year Ended                Year Ended               Year Ended
                                                        September 30, 1999        September 30, 1998       September 30, 1997
                                                       ---------------------      --------------------     --------------------
CHANGES IN NET ASSETS FROM OPERATIONS:
Net operating (loss)/gain before security
 transactions                                       $           (31,467)       $            568,825     $         (164,095)
Net realized gains/(losses) from sale of
 investments                                                      36,588                  (299,477)                 160,673

Change in net unrealized appreciation of
investments                                                    2,288,928                  (154,496)             (1,559,353)
                                                       ------------------                                  -----------------
                                                                                  ------------------
Net increase/(decrease) in net assets
   resulting from operations                                   2,294,049                    114,852             (1,562,775)
                                                       ------------------         ------------------       -----------------

CAPITAL STOCK TRANSACTIONS:
Net (decrease) in net assets resulting from
   treasury stock purchases                                  (1,120,962)                  (730,050)               (125,137)
                                                       ------------------         ------------------       -----------------
Net (decrease) in net assets resulting from
   capital stock transactions                                (1,120,962)                  (730,050)               (125,137)
                                                       ------------------         ------------------       -----------------

NET INCREASE/(DECREASE) IN NET ASSETS
                                                               1,173,087                  (615,198)             (1,687,912)

NET ASSETS
Beginning of period                                            6,933,759                  7,548,957               9,236,869
                                                       ==================         ==================       =================
End of period                                       $          8,106,846       $          6,933,759     $         7,548,957
                                                       ==================         ==================       =================






                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.

                            STATEMENTS OF CASH FLOWS


                                                              Year Ended                Year Ended               Year Ended
                                                          September 30, 1999       September 30, 1998        September 30, 1997
                                                         ---------------------     ---------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting
from
    Operations                                        $         2,294,049       $           114,852      $        (1,562,775)
    Adjustments to reconcile net
    increase/(decrease) in net assets resulting
    from operations to net cash (used in)/provided
    by operating activities:
        Change in net unrealized appreciation of
        investments                                           (3,556,226)                   172,180                 2,307,094
        Realized (gains)/losses on sale of                       (36,588)                   333,756                 (248,345)
        investments
        Deferred income tax provision/(benefit)                 1,210,941                    57,117                 (749,609)
    (Increase)/decrease in operating assets:
        Income taxes receivable                                   138,533                 (231,203)                   335,756
        Accrued interest receivable                                 1,036                   (4,648)                     (619)
        Other assets                                                  392                        80                     2,250
    Increase/(decrease) in operating liabilities:
        Accounts payable and accrued expenses                      17,223                  (13,636)                   (5,699)
        Deferred fees                                                   -                  (29,845)                    29,845
        Income taxes payable                                    (132,554)                         -                         -
                                                         -----------------         -----------------        ------------------
        Net cash flows (used in)/provided by
        operating activities                                     (63,194)                   283,801                   107,898
                                                         -----------------         -----------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of securities                                  (184,616)                 (796,547)                 (695,298)
        Proceeds from sale of securities                        1,248,832                 2,346,044                 1,153,972
        Proceeds from recapitalized investment                          -                 2,069,468                         -
                                                         -----------------         -----------------        ------------------
        Net cash flows provided by investing
           activities                                           1,064,216                 3,618,965                   458,674
                                                         -----------------         -----------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Purchase of treasury stock                            (1,120,962)                 (730,050)                 (125,137)
                                                         -----------------         -----------------        ------------------
                                                                                   -----------------
        Net cash flows (used in) financing                    (1,120,962)                 (730,050)                 (125,137)
        activities
                                                         -----------------         -----------------        ------------------

        Net (decrease)/increase in cash and cash
           equivalents                                          (119,940)                 3,287,568                   441,435


CASH  at the beginning of the period                            4,238,260                   950,692                   509,257
                                                         =================         =================        ==================

CASH  at the end of the period                        $         4,118,320  $              4,238,260  $                950,692
                                                         =================         =================        ==================
SUPPLEMENTAL DISCLOSURE:
Income Taxes (refunded)/paid                          $         (132,013)  $                134,070  $              (335,756)
                                                                =========                   =======                 =========






                       See notes to financial statements

                       CORPORATE RENAISSANCE GROUP, INC.

                           SCHEDULE OF INVESTMENTS1

                               SEPTEMBER 30, 1999


       SHARES OR                     TYPE OF ISSUE                                                   FAIR OR           % OF
         FACE                             AND                                 ORIGINAL                MARKET           NET
         VALUE                       NAME OF ISSUER                             COST                  VALUE           ASSETS
      -------------    ---------------------------------------------        ---------------        ---------------   -----------
                                  Reorganized Companies
                       ---------------------------------------------
                                       Common Stock
                       ---------------------------------------------
           632,680     CVSI Acquisition Co., L.L.C23                              632,680               632,680           7.8%
            33,042     Seaman Furniture - Class C3                                612,130             4,136,528          51.0%

                       ---------------------------------------------
                                         Advance
                       ---------------------------------------------
            59,687     CVSI Acquisition Co., L.L.C23                               59,687                59,687            .7%
                                                                            --------------         -------------
                             Total Reorganized Companies                        1,304,497             4,828,895
                                                                            --------------         -------------


                                    Other Investments
                       ---------------------------------------------
                                       Common Stock
                       ---------------------------------------------
           261,007     Signet Group Plc                                           126,600               213,916           2.7%
                                                                            --------------
                                                                                                   -------------
                             Total Other Investments                              126,600               213,916
                                                                            --------------         -------------

                             Total Investments                              $   1,431,097          $  5,042,811
                                                                            ==============         =============





------------------
1 Notes to Schedule of Investments:
      The above investments are non-income producing except for Signet
Group Plc.

2. Represents a beneficial interest in 513,310 shares of CVSI, Inc. and a line of credit borrowing of $179,057 to CVSI, Inc., which are not considered to be readily marketable securities. See Note 8.

3  Not considered to be a readily marketable security.

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

         On November 25, 1996, the Company's Board of Directors authorized the implementation of an open market share repurchase program, pursuant to which the Company, from time to time, may purchase up to an aggregate of 175,000 shares of its common stock in open market transactions. On November 3, 1998, the Company's Board of Directors increased the number of shares authorized for repurchase under the Company's open market share repurchase program to 350,000 shares. The purpose of the program is to provide stockholders desiring to sell their shares with enhanced market liquidity. At the same time, the Company believes that open-market purchases of its shares at a discount from net asset value will enhance long-term shareholder value. As of September 30, 1999, 297,350 shares have been repurchased at an average cost of $6.65 per share, of which 15,750 were retired in fiscal 1997 and 281,600 retired in fiscal 1999. Subsequent to September 30, 1999, no additional shares were purchased.

         In March 1999, the Company received a proposal from a management-led group to acquire all of the issued and outstanding shares of the Company's Common Stock not owned by the group for $8.00 per share. In June 1999, the Company's management group withdrew its offer and recommended the adoption of a plan of liquidation (the "Plan") in light of ongoing changes in the Company's portfolio values. On August 3, 1999, the Board of Directors adopted a Plan of Liquidation ("the Plan"). The Plan was approved by the Stockholders at a meeting held on December 1, 1999. Under the Plan, the Company will make a distribution to stockholders of its cash, following the disposition of its liquid assets, less anticipated operating and liquidation costs, as well as a reserve for contingencies, including those associated with the November 1999 disposition of CVSI, and then transfer the balance of its assets, which are anticipated to be primarily its remaining Portfolio Investment in Seamans, to the Corporate Renaissance, Inc. Liquidating Trust (the "Liquidating Trust"). As the Liquidating Trust disposes of the asset, it will make one or more liquidating distributions. It is anticipated that the transfer to the Liquidating Trust and initial distribution to stockholders

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.       Organization and Operation of the Company (continued)

(expected to be within a range of $4.75 to $5.00 per share) will take place in January 2000. One or more trustees, who will not be compensated and will be persons affiliated with the Investment Adviser, will manage the affairs of the Liquidating Trust. In addition, pursuant to an amendment to the Financial Advisory Agreement, the Investment Adviser will continue to serve as adviser to the Liquidating Trust with respect to liquidation of its assets.

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

         c.       Income Taxes

         The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company has accounted for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The aggregate cost of securities at September 30, 1999 for federal income tax purposes and financial reporting purposes was the same.

         d.       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

3.       Income Taxes

         The components of income tax expense/(benefit) on pre-tax income $3,378,059 in 1999, and pre-tax income $74,836 in 1998 are as follows:

                                                                           1999               1998
Federal:
                                          Current                    $        10,467    $       (73,217)
                                          Deferred                         1,026,520              16,929
                                                                     ---------------    ----------------

State and Local:
                                          Current                    $       (3,947)    $       (23,916)
                                          Deferred                           117,695              40,188
                                                                     ---------------    ----------------

Reversal of valuation allowance for
deferred tax asset                                                          (66,725)               -
                                                                     ---------------    ----------------
                                                            Total    $     1,084,010    $       (40,016)
                                                                     ---------------    ----------------


         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For example, unrealized gains or losses on investments are not recognized for tax purposes until realized and therefore create a temporary difference. In addition, the Company has federal and state net-operating losses which also create a temporary difference. During the twelve months ended September 30, 1999, the Company recorded a deferred tax benefit from operations of approximately $43,000 to reflect the change in the net operating loss carryforward for federal and state taxes as of September 30, 1998, and management's expectation with respect to the realization of this deferred tax asset at September 30, 1999. As of September 30, 1999 and September 30, 1998, there is a net deferred tax (payable)/asset of $(1,033,079) and $111,136, respectively. A valuation allowance in the amount of $0 in 1999 and $66,725 in 1998 has been established to offset a portion of the deferred tax assets which more likely than not will not provide a future benefit. Based on the Company's decision to liquidate (See Note 1), the 1998 allowance has been reversed and recorded as a benefit included in the amount of income tax benefit from operating income on the statement of operations.


         The Company's effective income tax rate and the U.S. federal statutory rate are substantially the same. The benefit from the graduated federal tax rate is offset by the state and local tax liability.

4.       Financial Advisory and Investment Banking Fees and
         Other Transactions with Affiliates and Related Parties

         The Company has retained M.D. Sass Investors Services, Inc. (the "Investment Adviser") as the Company's investment adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is part of a group of affiliated

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

4.       Financial Advisory and Investment Banking Fees and
         Other Transactions with Affiliates and Related Parties (continued)

investment advisers and other affiliated entities comprising the M.D. Sass organization ("M.D. Sass"). In November 1998, the Company renewed and amended its Financial Advisory Agreement with the Investment Adviser, pursuant to which the Investment Adviser will receive a base fee of $170,000 per annum, for furnishing the Company with administrative services, including necessary executive, administrative, internal accounting and support services. In addition to the base fee, the Investment Adviser will receive an incentive fee for its investment advisory services equal to 20% of the increase in net asset value of the Company's shares, as defined in the amended Financial Advisory Agreement. There were no incentive fees earned or payable at September 30, 1999.

5.       Board of Directors Fees

         The Company pays each of its five independent directors an annual fee of $8,000 for the directors' services as such.

6.       Investment Transactions

         As of September 30, 1999 the accumulated unrealized appreciation on investments was $3,611,714.

7.       Concentration of Credit Risk and Off-Balance Sheet Risk

         The Company engages in security purchase and sale transactions with regulated broker-dealers. In connection with these transactions, the Company may be subject to credit risk in the event the counterparty or the Company's regulated clearing brokers cannot fulfill their contractual obligations.

         The Company's activities with off balance sheet risk include the writing of traded stock market index options. The Company is subject to market risk associated with changes in the value of the underlying stock index. As a writer of options, the Company receives a premium at the outset and then bears the risk of unfavorable changes in the price of the stock index underlying the option. There were no written options outstanding at September 30, 1999.

8.       Investment in CVSI Acquisiton Co, LLC.

         In July 1997, the Investment Adviser and certain of its affiliates, including the Company (collectively, the "Buyer"), purchased a majority interest in the Open Service Solutions business unit ("CVSI") of Computervision Corporation ("Computervision"), through CVSI Acquisition Co., L.L.C., a newly formed Delaware limited liability company. In the transaction, the Buyer paid $7.6 million to Computervision for 76% of CVSI's Class A Voting Stock (the "Class A Stock"). In addition, CVSI paid Computervision $25.0 million in cash and issued Computervision a $10.0 million subordinated note (the "Subordinated Note"). Further, Computervision retained its ownership of 24% of CVSI's Class A Stock and 100% of CVSI's Class B Non-Voting Stock (the "Class B Stock"). The Buyer also received options to purchase (i) the Class A Stock held by Computervision should the Buyer retire the Subordinated Note within

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


8.       Investment in CVSI Acquisiton Co, LLC. (continued)

one year of the transaction and (ii) the Class B Stock for $15.0 million. Moreover, if CVSI does not achieve certain specified levels of product revenues and operating margins from Computervision-initiated referrals, CVSI will have the option to purchase, at a nominal price, some or all of the Class A Stock held by Computervision. In addition, CVSI Acquisition Co., L.L.C. provided CVSI with a five year $2.5 million line of credit facility to support short-term working capital needs of CVSI. Interest is accrued at a floating rate of LIBOR plus 3%. As of September 30, 1999, CVSI has borrowed $2,500,000 in connection with this facility and an additional $500,000 was approved on July 27, 1999 by CVSI Acquisition Co for a total borrowing of $3,000,000. The Company along with certain of its affiliates contributed capital and an advance to CVSI Acquisition Co., L.L.C. to satisfy this funding. The Company's proportionate share of the contribution and advance was $179,057.

         In 1997, in connection with the acquisition of CVSI, the Company received $89,535 of investment banking fees and $35,814 of consulting fees. The consulting fees were being amortized over a one-year period. The Investment Advisor and certain of its clients and affiliates who acquired shares of CVSI also received investment banking and consulting fees.

         In November 1999, CVSI Acquisition Co sold its 86% holding in CVSI in connection with an Acquisition Agreement "the agreement" dated September 21, 1999. Proceeds received in connection with the agreement totalled $14,700,844 of which approximately $877,000 is the Company's share. Under the terms of the agreement, for a period of one year, a portion of the proceeds received ($5,500,000 of which $328,295 is the Company's proportionate share) may be returned to the purchaser if certain conditions are not met.


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

                               SEPTEMBER 30, 1999


9.       Investment in Seaman Furniture Company, Inc. (continued)

         Following consummation of the Merger, the Funds owned all of the outstanding shares of Seamans Common Stock of which approximately 38.0% was owned by the Investment Adviser and its affiliates, including 3.3% by the Company. The Funds received a distribution of approximately $67.0 million on the shares of Seamans held by them, of which approximately 30% represented a dividend and the balance a distribution in return of capital. Approximately $2.84 million of this distribution was received by the Company.

         On June 23, 1999, certain affiliates of the Investment Adviser purchased approximately 12.1% of Seamans Common Stock, on a fully diluted basis, which resulted in a majority ownership stake in Seamans by the Investment Adviser and its affiliates.

                       CORPORATE RENAISSANCE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


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

Name and Age                   Position with the Company
------------                   -------------------------

Martin D. Sass (57)*           Chairman of the Board, Chief Executive Officer
                                 and Director

Hugh R. Lamle (54)*            Executive Vice President and Director

James B. Rubin (45)*           Senior Vice President and Director

Martin E. Winter (45)          Secretary-Treasurer

Larry Dinkin (55)              Director

Thomas M. Garvin (62)          Director

Lawrence W. Leighton (65)      Director

Edward Lowenthal (55)          Director

Daniel R. Mazziota (62)        Director

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

         MARTIN E. WINTER is Senior Vice President-Finance of M.D. Sass, having joined the firm in 1988. He was previously a principal in the Financial Services Industry and Mergers and Acquisitions Groups of Arthur Young & Company (predecessor to Ernst & Young LLP) in New York, and he has 23 years of diverse financial experience. He is a certified public accountant and obtained his B.S. in Accounting from the Wharton School of the University of Pennsylvania. Mr. Winter also has a M.A. in Economics from the University of Pennsylvania.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 11.                   EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

         No cash compensation was paid by the Company to any of its executive officers during fiscal 1999, fiscal 1998 or fiscal 1997. It is not anticipated that executive officers will receive direct cash compensation in the foreseeable future.

         During fiscal 1999, each director who was an executive officer of the Company was compensated for his services at a fee of $8,000 per annum. Each director is also reimbursed for travel and other out-of-pocket disbursements actually incurred in the business of the Company. In December 1999, the Board of Directors of the Company approved additional directors fees of $8,000 to Lawrence Leighton, $5,000 to Edward Lowenthal, and $5,000 to Daniel Mazziota for their work performed as Chairman and members of the Special Committee.

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

         The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940. The Investment Adviser is part of a group of affiliated investment advisers and other affiliated entities comprising M.D. Sass. Founded in 1972, M.D. Sass is engaged in investment management for approximately 100 clients, including pension and profit sharing funds, municipal employee benefits funds, insurance companies, endowment and charitable funds, large corporations and wealthy individuals. M.D. Sass currently has approximately $17 billion in assets under management.

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

         Re/Enterprise, formed in October 1989, had approximately $124 million in net assets as of September 30, 1999. Re/Enterprise-II, formed in February 1996, had approximately $25 million in net assets as of the same date. Resurgence Partners had committed capital of approximately $312 million as of that date. Re/Enterprise was a member of a group which acquired a controlling interest in Seamans and assisted Seamans in a Restructuring. Re/Enterprise also participated in the Restructurings of other companies, including Memorex Telex Corp., Emerson Radio Corp., Ranger Industries, Inc. (formerly known as Coleco, Inc.), SPI Holding, Inc., Leaseway Transportation Corp. and Forstmann & Company, Inc.

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

         Pursuant to the Financial Advisory Agreement, the Investment Adviser receives a base fee for furnishing the Company with the administrative services described above. Through October 1999, such base fee was $170,000 per annum.

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

         At any time the incentive fee is to be calculated, if the net asset value per share previously has reached a level at which an incentive fee was paid (a "previous high peak"), an additional incentive fee will be paid only on the incremental appreciation of the shares of Common Stock over the shares' net asset value after payment of the previous incentive fee at such peak. In no event will an incentive fee be paid for recoupment of losses. Thus, if the net asset value of the shares of Common Stock falls below the initial net asset value, or the previous high peak at which the incentive fee was paid (less the incentive fee paid at such level), no incentive fee will be due the Investment Adviser. The Investment Adviser will only be entitled to a further incentive fee if the net asset value of the shares increases beyond the initial net asset value, or its net asset value following payment of the incentive fee at the previous high peak, as the case may be. Notwithstanding the foregoing, incentive fees payable to the Investment Adviser under the Financial Advisory Agreement will not exceed the maximum amount which the Investment Adviser is entitled to receive under the 1940 Act. During fiscal 1999, the Company paid the Investment Adviser the base fee of $172,244. No incentive fee was accrued in fiscal 1999 since the Company's net asset value has been below the previous high peak.

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

         The Company has retained the Investment Adviser to continue to serve as the Liquidating Trust's Investment Adviser with respect to liquidation of the Liquidating Trust's assets. The Financial Advisory Agreement will be amended to provide that the Investment Advisor will receive an annual fee equal to two percent of the Liquidating Trust's net asset value payable in the same manner as the fee under the existing Financial Advisory Agreement and continue to serve as the Company's Investment Advisor. In addition, upon disposition of the Company's interest in Seamans the Investment Advisor will receive an incentive fee equal to 20% of the net realized appreciation from total proceeds distributed in excess of the previous high water mark of $13.29 per share at which an incentive fee was paid, payable in the same manner as the fee under the existing Financial Advisory Agreement. The incentive fee mirrors the incentive fee in the Financial Advisory Agreement and the two percent fee replaces the $170,000 per annum currently paid to the Investment Advisor. The amendment to the Financial Advisory Agreement was approved by the independent directors and the shareholders of the Company.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT

         The following table sets forth, as of December 15, 1999, the beneficial ownership of the shares of Common Stock of the Company of (i) each person known by the Company to beneficially own more than five percent of the Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and (iv) all executive officers and directors as a group.

Name and Address                            Amount and Nature
of Beneficial Stockholder                   of Beneficial                               Percentage of
or Identity of Group(1)                     Ownership                                   Common Stock
-----------------------                     ---------                                   ------------

Officers and Directors:
Martin D. Sass                                   71,300                                       10.82
Hugh R. Lamle                                    48,600                                        7.38
James B. Rubin                                      -0-                                         -0-
Larry Dinkin                                        -0-                                         -0-
Thomas M. Garvin                                    -0-                                         -0-
Lawrence W. Leighton                              1,000                                          *
Edward Lowenthal                                  3,000                                          *
Daniel R. Mazziota                                  -0-                                          *

All executive officers and directors
as a group (nine persons)                        124,100(2)                                   18.84

5% or Greater Shareholders:
Walter Kass                                      118,534(3)(4)                                17.99
420 Lexington Avenue
New York, New York

Robert L. Chapman                                 40,000(3)                                    6.07
Citicorp Center, 23rd Floor
725 S. Figeuroa Street
Los Angeles, California

--------------------
*Less than one percent

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


                                Investors Services, Inc.(1)
                  10.3          Amendment to Financial Advisory Agreement (2)
                  27.1          Financial Data Schedule (SEC use only)

-------------------------
(1) Previously filed as an Exhibit of the same number to the Company's Registration Statement on Form N-2 (File No. 33-50424), and incorporated herein by reference.

(2) Previously filed as an Exhibit D to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 4, 1999.

(b)      Reports on Form 8-K

         On November 8, 1999, the Company filed a Current Report on Form 8-K to disclose the disposition of its interest in CVSI.

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

                                       CORPORATE RENAISSANCE GROUP, INC.


                                              By:  /s/ Martin D. Sass
                                                  --------------------------
                                              Martin D. Sass
                                              Chairman of the Board and
                                              Chief Executive Officer
Dated:  December 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signatures                                           Title                                       Date
----------                                           -----                                       ----
/s/ Martin D. Sass                                 Chairman of the Board, Chief               December 29, 1999
------------------------------------               Executive Officer and Director
Martin D. Sass                                     (Principal Executive Officer)


/s/ Hugh R. Lamle                                  Executive Vice President                   December 29, 1999
------------------------------------               and Director
Hugh R. Lamle

/s/ James B. Rubin                                 Senior Vice President                      December 29, 1999
------------------------------------               and Director
James B. Rubin

/s/ Martin E. Winter                               Secretary-Treasurer (Principal             December 29, 1999
------------------------------------               Financial and Accounting Officer)
Martin E. Winter

/s/ Larry Dinkin                                   Director                                   December 29, 1999
------------------------------------
Larry Dinkin

/s/ Thomas M. Garvin                               Director                                   December 29, 1999
------------------------------------
Thomas M. Garvin

/s/ Lawrence W. Leighton                           Director                                   December 29, 1999
------------------------------------
Lawrence W. Leighton

/s/ Edward Lowenthal                               Director                                   December 29, 1999
------------------------------------
Edward Lowenthal

/s/ Daniel R. Mazziota                             Director                                   December 29, 1999
------------------------------------
Daniel R. Mazziota
